Form 10-Q
period 2004-03-31
INFRASOURCE SERVICES INC
filed 2004-06-15
CIK 1276827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number  001-32164

INFRASOURCE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0523754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Dutton Mill Road, Aston, PA
(Address of principal executive offices)

19014
(Zip Code)

(610) 619-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

   At June 11, 2004, there were 39,167,157 shares of InfraSource Services, Inc. Common Stock,  par value of $.001, outstanding.

For the Quarter Ended March 31, 2004

FORM 10-Q

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	2

	Condensed Consolidated Statements of Operations for the period January 1, 2003 to March 21, 2003 (predecessor entity – InfraSource Incorporated and Subsidiaries) and the three months ended March 31, 2004	3

	Condensed Consolidated Statements of Cash Flows for the period January 1, 2003 to March 21, 2003 (predecessor entity – InfraSource Incorporated and Subsidiaries) and the three months ended March 31, 2004	4

	Notes to Condensed Consolidated Financial Statements	5 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds	25 - 26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,080	$16,110
Contract receivables (less allowances for doubtful accounts of $4,057 and $4,057, respectively)	70,905	79,904
Contract receivables due from related parties	14,617	—
Costs and estimated earnings in excess of billings	34,003	58,217
Inventories	8,473	9,356
Deferred income taxes	685	2,236
Other current assets	4,822	17,042
Due from related parties, net	10,907	—
Current assets - discontinued operations	4,262	4,101
Total current assets	160,754	186,966

Property and equipment (less accumulated depreciation of $5,299 and $10,618, respectively)	116,566	125,140
Property and equipment - related parties	7,218	—
Goodwill	68,877	128,426
Intangible assets (less accumulated amortization of $2,600 and $7,147, respectively)	5,400	12,353
Deferred charges and other assets, net	7,309	12,765
Deferred income taxes	1,058	—
Noncurrent assets - discontinued operations	395	332
Total assets	$367,577	$465,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,500	$1,438
Revolving credit facility borrowings	—	5,000
Accounts payable	13,244	26,808
Other current and accrued liabilities	42,701	38,058
Accrued insurance reserves	19,773	20,368
Billings in excess of costs and estimated earnings	8,019	6,330
Deferred revenues	3,393	3,623
Other liabilities - related parties	7,218	—
Current liabilities - discontinued operations	—	134
Total current liabilities	95,848	101,759

Long-term debt and capital lease obligations	162,963	163,217
Long-term debt - related party	—	1,000
Deferred revenues	12,750	16,571
Deferred income taxes	—	5,549
Other long-term liabilities	3,167	5,364
Total liabilities	274,728	293,460
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.0001 par value (authorized - 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock, $.001 par value (authorized - 120,000,000 shares; issued and outstanding - 19,914,840 and 30,177,610, respectively)	20	30
Additional paid-in capital	91,480	169,663
Retained earnings	1,335	2,407
Accumulated other comprehensive income	14	422
Total shareholders’ equity	92,849	172,522
Total liabilities and shareholders’ equity	$367,577	$465,982

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For the Period January 1 to March 21, 2003 (Predecessor entity - InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended March 31, 2004

Contract revenues	$96,923	$148,621
Contract revenues - related parties	13,679	—
Total contract revenues	110,602	148,621
Cost of revenues	97,183	123,344
Gross profit	13,419	25,277

Selling, general and administrative expenses	12,191	15,405
Merger related costs	115	—
Amortization of intangible assets	—	4,547
Income from operations	1,113	5,325
Interest income	475	54
Interest expense and amortization of debt discount	(2)	(3,371)
Other income (expense)	64	(193)
Income before income taxes and discontinued operations	1,650	1,815
Income taxes	646	744
Income from continuing operations	1,004	1,071
Discontinued operations (net of tax expense (benefit) of $(472) and $1, respectively)	(701)	1
Net income	$303	$1,072

Basic earnings (loss) per share:
Continuing operations	$0.02	$0.04
Discontinued operations	(0.01)	0.00
Net income	$0.01	$0.04

Weighted average basic common shares outstanding	47,905	28,057

Diluted earnings (loss) per share:

Continuing operations	$0.02	$0.04
Discontinued operations	(0.01)	0.00
Net income	$0.01	$0.04

Weighted average diluted common shares outstanding	47,905	29,142

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

 (In thousands)

	For the Period January 1 to March 21, 2003 (Predecessor entity - InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended March 31, 2004

Cash flows from operating activities:
Income from continuing operations	$1,004	$1,071
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	6,574	5,579
Amortization of intangibles	—	4,547
Other	(166)	560
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables	(2,334)	11,797
Contract receivables due from related parties	295	—
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(823)	(19,467)
Inventories	281	(883)
Due from related parties	12,911	—
Other current assets	(272)	(821)
Deferred charges and other assets	146	167
Accounts payable	(1,693)	3,937
Accrued taxes due to related parties	(728)	—
Other current and accrued liabilities	(10,201)	(17,734)
Accrued insurance reserves	(433)	596
Deferred revenue	3,709	1,745
Other long term liabilities	—	2,405
Net cash flows provided by (used in) operating activities from continuing operations	8,270	(6,501)
Net cash flows used in operating activities from discontinued operations	(3,056)	(134)
Net cash flows provided by (used in) operating activities	5,214	(6,635)

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(19,501)
Proceeds from sales of equipment	676	905
Additions to property, plant and equipment	(4,883)	(5,247)
Net cash flows used in investing activities from continuing operations	(4,207)	(23,843)
Net cash flows provided by investing activities from discontinued operations	133	23
Net cash flows used in investing activities	(4,074)	(23,820)

Cash flows from financing activities:
Increase in revolving credit facility borrowings	—	5,000
Repayments of long-term debt and capital lease obligations	(112)	(399)
Issuances of common stock	—	29,773
Net cash flows (used in) provided by financing activities from continuing operations	(112)	34,374
Net cash flows provided by financing activities from discontinued operations	—	—
Net cash flows (used in) provided by financing activities	(112)	34,374

Cash and cash equivalents:
Net increase in cash and cash equivalents	1,028	3,919
Cash and cash equivalents transferred to discontinued operations	2,923	111
Cash and cash equivalents - beginning of period	20,784	12,080
Cash and cash equivalents - end of period	$24,735	$16,110

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

1.              Organization and Basis of Presentation

InfraSource Services, Inc. (“InfraSource”), formerly known as Dearborn Holdings Corporation, was organized on May 30, 2003 as a Delaware Corporation.  In June 2003, OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships, each acquired fifty shares of the common stock of InfraSource at a nominal purchase price.  On September 24, 2003, pursuant to an Agreement and Plan of Merger dated June 17, 2003 (the “Merger”), InfraSource acquired InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group” or “the Predecessor”).  Immediately prior to the Merger, certain other subsidiaries of InfraSource Incorporated not acquired by InfraSource in the Merger (the “Non-Acquired Group”) were distributed to InfraSource Incorporated’s parent, Exelon Enterprises Company LLC, a wholly owned subsidiary of Exelon Corporation (“Exelon”).  InfraSource and its wholly owned subsidiaries are referred to herein as “the Company.”  For a more detailed description of the Merger, see Note 3 to these financial statements.  On May 12, 2004, the Company completed its initial public offering (“IPO”) of 8,500,000 shares of common stock (see Note 14).

The Company operates in one reportable segment as a specialty contractor serving the utility transmission and distribution infrastructure in the United States.  The Company’s broad range of services include the design, engineering, procurement, construction, testing, maintenance, and leasing of utility infrastructure.  The Company’s customers primarily include electric power utilities, natural gas utilities, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses.  Each of these services is provided by various Company subsidiaries all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. The Company operates in multiple service territories throughout the United States and does not have significant assets or operations outside of the United States.

The accompanying unaudited condensed consolidated financial statements reflect the financial position of the Company as of March 31, 2004 and December 31, 2003; the results of operations and cash flows of the Company for the three months ended March 31, 2004; and the results of operations and cash flows of the Predecessor for the period January 1, 2003 to March 21, 2003.  The Company had no operating activity prior to acquiring the InfraSource Group in the Merger.  Subsidiaries of the Predecessor not acquired in the Merger are reflected as discontinued operations in the accompanying financial statements of the Predecessor for the period January 1, 2003 to March 21, 2003.  During 2003, in order to meet the reporting deadlines of Exelon, each of the Predecessor’s first three fiscal quarters ended on March 21, June 20, and September 23, respectively.  Beginning in 2004, each of the Company’s quarters will end on the last days of March, June, September and December.  Accordingly, as a result of the change in quarter end the three months ended March 31, 2004 contains ten additional days comprising the period March 22 to March 31, 2004.  The additional ten days would not have had a material effect on the Predecessor’s 2003 three-month period results. The Company has not adjusted the prior-year Predecessor period to reflect the effect of the additional ten days because it is impracticable to do so.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These financial statements include  all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items.  The December 31, 2003 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods.  These financial statements should be read in conjunction with the Company’s financial statements and related notes included in its Prospectus filed pursuant to Rule 424B1 (SEC File Number 333-112375) and contained in the related registration statement declared effective on May 6, 2004 (the “IPO Prospectus”).

2.              Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued  Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On February 1, 2003, the Company adopted FIN 46 for variable interest entities created after January 31, 2003 and it did not have an impact on the Company’s consolidated financial statements. In December 2003, the FASB deferred the provisions of FIN 46 for all other variable interest entities until March 31, 2004. The adoption of these deferred provisions did not have an impact on the Company’s consolidated financial statements.

3.              Merger and Acquisitions

Merger: On September 24, 2003, the Company acquired the InfraSource Group pursuant to an Agreement and Plan of Merger dated June 17, 2003. In connection with the Merger, the Company acquired all of the voting interests of InfraSource Incorporated for total purchase price consideration of $228,614. Pursuant to the Merger, the Company entered into a new term loan and revolving credit facility providing for a term loan of $140,000 and additional revolving credit facility of up to $40,000, with availability for letters of credit of $25,000. In addition, the Company issued a long-term subordinated note payable to Exelon, the former majority owner of InfraSource Incorporated, for $29,000. The proceeds of the term loans and the subordinated note, together with the issuance of 19,912,664 shares of Company common stock for cash of $91,500, were used to finance the redemption of all then-outstanding shares of InfraSource Incorporated common stock and to fund certain expenses related to the merger. The value assigned to the common stock resulted from the negotiated transaction for the purchase of the InfraSource Group.

As a result of the Merger, the Company incurred $8,096 in related expenses on a pretax basis, including $6,344 of debt issuance costs which will be amortized over the lives of the respective debt instruments, and $1,752 in professional fees and filing costs. Preliminary goodwill of $68,584 recorded in connection with the Merger is subject to future adjustment based upon the outcome of certain estimates and contingencies including the valuation of certain specialty equipment acquired and the finalization of purchase price contingencies related to a working capital adjustment provision. The Company expects the valuation of the specialty equipment to be completed during the second quarter of 2004.  Any adjustments resulting from the appraisals could result in an adjustment to goodwill, which amounts could be material.  Intangible assets related to contracted volumes of work have been valued at $8,000.  Both the goodwill and the intangible assets are deductible for tax purposes over 15 years. For the period January 1 through September 23, 2003, the InfraSource Group incurred $16,242 of expenses related to the Merger, including $10,553 of employee retention, severance and incentive costs, and $5,689 of advisory fees, legal, accounting and other professional costs. The amount of Merger expenses in the period January 1, 2003 to March 21, 2003 was $115.

Also in connection with the Merger, the Company entered into a volume agreement with Exelon, pursuant to which the Company is assured a continuing level of business from Exelon through 2006, at approximately the same levels as in 2003.

In accordance with the terms of the Merger, the purchase price is subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. The contingent purchase price adjustment could ultimately result in additional amounts due either to the Company or to Exelon. The Company has included in its calculation of purchase price as goodwill an adjustment reflecting a payment to the Company of approximately $10,458. Exelon has informed the Company that Exelon believes the adjustment should result in a payment to Exelon in an amount of approximately $10,900. The Company and Exelon are in discussions to resolve the difference, and if unsuccessful will enter into a dispute resolution process.  Any difference from the recorded amount will result in an adjustment to goodwill.

Acquisition of Maslonka:  On January 27, 2004, the Company acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $77,476, which included the issuance of 4,330,820 shares of the Company’s common stock.  The final allocation of the purchase price is subject to completion of appraisals of certain property, plant and equipment, a final working capital adjustment and final settlement of the holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement.  The Company expects the appraisals and working capital adjustments to be finalized during the second quarter of 2004 and expects the holdback amount less any amounts retained by the Company will be released to the sellers in 2005 and 2006.  Any adjustments resulting from the appraisals, working capital adjustments and holdback adjustments could result in an adjustment to goodwill, which amounts could be material.  The value of the shares issued to Maslonka stockholders was determined to be approximately $50,671.  Under the terms of the holdback provision, the

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

Company withheld $6,600 in cash payable at closing and 957,549 shares of common stock.  Of the cash holdback amount, $5,500 is contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback.  The results of Maslonka are included in the Company’s consolidated results beginning January 27, 2004.

Additionally, at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5,000 time deposit account provided by the Maslonka stockholders, which the Company acquired in the acquisition.  The Company is required to reimburse the Maslonka stockholders an aggregate of approximately $5,000 within six months of the closing date.  After giving effect to the holdback and the reimbursement of the time deposit account, the amount paid at closing was $26,700 in cash and 3,373,271 shares of the Company’s common stock.  The Company financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of the Company’s common stock to the Principal Shareholders and certain members of the Company’s management for cash of  $27,522 (see Note 6).

The preliminary aggregate purchase price for the Maslonka acquisition is as follows:

Cash paid to sellers, net of cash acquired	$9,187
Transaction costs	600
Repayment of debt and capital leases	10,314
Equity issued to sellers	50,671
Liability to sellers for time deposit refund and prior income taxes paid	5,604
Liability to sellers for cash holdback for purchase price	1,100
Total purchase price consideration	$77,476

The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed as follows:

Contract receivables	$6,172
Costs and estimated earnings in excess of billings	6,437
Deferred tax asset	1,542
Other current assets	562
Property, plant & equipment	9,561
Goodwill	59,549
Intangible assets	11,500
Other non-current assets	5,319
Accounts payable and accrued expenses	(15,559)
Long-term debt	(1,000)
Deferred tax liability	(6,607)
Total net assets acquired	$77,476

Intangible assets consisting of construction backlog have been valued at $11,500 and will be amortized over the life of the related contracts which range from one to two years.  The amortization of these intangible assets as well as the goodwill currently estimated at $59,549 will not be deductible for tax purposes.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

Pro Forma Financial Information:  The following table provides pro forma unaudited consolidated statement of operations data for the period January 1, 2003 to March 21, 2003 as if the Merger and the acquisition of Maslonka had occurred as of January 1, 2003. It also provides pro forma unaudited consolidated statement of operations data for the three months ended March 31, 2004 as if the acquisition of Maslonka had occurred as of January 1, 2004:

	For the Period January 1 to March 21, 2003 (Predecessor entity - InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended March 31, 2004

Contract revenues	$117,354	$162,875
Income (loss) before income taxes	(2,106)	5,849
Income (loss) from continuing operations	(1,170)	3,451
Net income (loss)	(1,871)	3,452

Basic and diluted earnings (loss) per common share:

Weighted average basic common shares outstanding	30,178	30,178
Weighted average diluted common shares outstanding	30,178	31,257
Basic earnings (loss) per share	$(0.06)	$0.11
Diluted earnings (loss) per share	$(0.06)	$0.11

The Predecessor’s historical results of operations for the period January 1, 2003 to March 21, 2003 have been adjusted to reflect the pro forma effects of the Merger. The principal adjustments include (1) the elimination of Merger-related costs and expenses; (2) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (3) additional amortization of intangibles resulting from the Merger; and (4) related income tax effects of the previously mentioned adjustments.  Additionally, The pro forma results of operations for both periods presented above have been adjusted to reflect Maslonka’s historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect.  Such adjustments include (1) amortization of intangible assets acquired in the acquisition and recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and related income tax effects; (2) the elimination of costs incurred by Maslonka related to the acquisition including compensation expenses and professional fees and related income tax effects; (3) the elimination of interest expense resulting from the repayment of Maslonka debt and additional  interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of shares of the Company’s common stock to the sellers in the Maslonka acquisition and to the Principal Stockholders and certain executive officers to finance a portion of the purchase price.

4.              Intangible Assets

The Company’s intangible assets comprise the following:

	December 31,	March 31,
	2003	2004

Goodwill	$68,877	$128,426

Intangible assets:
Construction backlog	$5,500	$17,000
Volume agreement	2,500	2,500
Total intangible assets	8,000	19,500
Less: accumulated amortization	(2,600)	(7,147)
Intangible assets, net	$5,400	$12,353

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

The increase in intangible assets during the three months ended March 31, 2004 reflects the preliminary purchase price allocation of the Maslonka acquisition.  Amortization expense of the Company’s intangible assets was $4,547 during the three months ended March 31, 2004.  There was no amortization expense in the Predecessor’s results of operations during the period January 1, 2003 to March 21, 2003.  Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: 2004 - $11,400; 2005 - $3,800; 2006 - $1,700; 2007 - $0; and 2008 - $0.

Under SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which will be performed at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense.  No provisions for goodwill impairments were recorded during the three months ended March 31, 2004 or the Predecessor period January 1, 2003 to March 21, 2003.

5.     Debt

On September 24, 2003, the Company entered into a senior credit facility consisting of a $140,000 term loan, which matures in 2010, and a $40,000 revolving credit facility, which matures in 2009.  On January 22, 2004, the Company amended its senior credit facility to permit the acquisition of Maslonka and to obtain additional liquidity and operating flexibility, including expanding the Company’s capacity for making capital expenditures. As a result of the amendment, the commitment of the banks under the revolving credit facility was increased by $10,000 to $50,000, and the amount available for letters of credit was increased by $10,000 to $35,000.  At March 31, 2004, the Company had revolving credit borrowings of $5,000 and $27,700 of letters of credit outstanding.

6.              Common Stock and Preferred Stock

At inception, the Board of Directors of the InfraSource Group authorized 150,000,000 shares of the Predecessor’s common stock with a par value of $.0001 per share. Common shares outstanding as of September 23, 2003 were redeemed in connection with the Merger.  At inception of the Company, the Board of Directors authorized 2,500,000 shares of common stock with a par value of $.001 per share.  On March 24, 2004, the Board of Directors authorized an approximate 21.7625 to one stock split and an increase in the authorized common stock from 2,500,000 shares to 120,000,000 shares.  Par value of the common stock remained at $.001 per share.  The effect of the stock split has been retroactively reflected in the Company’s accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated.

At inception, the Board of Directors of the InfraSource Group authorized 20,000,000 shares of the Predecessor’s preferred stock with a par value of $.0001 per share.  On September 23, 2003 in anticipation of the Merger, the InfraSource Group issued one share of preferred stock to Exelon for $4,100.  In connection with the Merger, on September 24, 2003, Exelon exchanged this share of preferred stock, along with other consideration included in the Merger Agreement including certain indemnifications provided by Exelon along with a volume agreement for a $29,000 subordinated note issued by the Company.  At inception of the Company, the Company had no authorized shares of preferred stock.  On March 24, 2004, the Board of Directors authorized an increase in the authorized preferred stock from 0 shares to 12,000,000 shares with a par value of $0.001 per share.

The following table presents common stock activity for the three months ended March 31, 2004:

	Common Stock		Additional
	Shares	Amount	Paid-In Capital

Balance as of December 31, 2003:	19,914,840	$20	$91,480
Common stock issued:
Acquisition of Maslonka	4,330,820	4	50,667
Company management	37,367	—	437
Principal Stockholders	5,894,583	6	27,079
Balance as of March 31, 2004	30,177,610	$30	$169,663

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

In connection with the funding of the acquisition of Maslonka in January 2004, the Company offered to sell 5,931,950 shares of common stock to all of the then-existing shareholders at a price of $4.60 per common share.  Shares issued pursuant to this offer are reflected in the table above under the captions Company management and Principal Stockholders.  During the three months ended March 31, 2004, the Company recorded pre-tax compensation expense of $265 associated with such shares sold to Company management representing the difference between the fair value and purchase price on the date of sale.

During the three months ended March 31, 2004, certain members of the Company’s management and Board of Directors consummated early exercises of unvested stock option awards representing a total of 489,547 shares of common stock.  Pursuant to the terms of the related stock option agreements, the Company has the option to repurchase these shares prior to the date they vest at the original strike price of the option grant.  In accordance with the provisions of Emerging Issues Task Force No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” these shares are not considered outstanding for accounting purposes and are not included in the calculation of basic earnings per share until shares issued pursuant to these option grants vest.  Until such shares vest in accordance with the terms of the option grant, the net proceeds from the early exercise of these option grants, which totaled $2,251 at March 31, 2004, are included in other long-term liabilities in the condensed consolidated balance sheet.

7.              Computation of Per Share Earnings

The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation. Common shares used in the Predecessor earnings per share computation represent shares of

InfraSource Incorporated outstanding during the period January 1, 2003 to March 21, 2003.  Such shares outstanding as of September 23, 2003 were redeemed in conjunction with the Merger.

	For the Period January 1 to March 21, 2003 (Predecessor entity - InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended March 31, 2004

Income from continuing operations (numerator)	$1,004	$1,071

Income (loss) from discontinued operations, net of tax expense (benefit) of $(472), and $1, respectively	(701)	1

Net income	$303	$1,072

Weighted average basic common shares outstanding (denominator)	47,905	28,057

Potential common stock arising from stock options	—	1,085
Total shares - diluted	47,905	29,142

For the Predecessor period January 1, 2002 to March 21, 2003, there were 1,042,200 shares under option grants that were excluded from the calculation of diluted earnings per share because the effect of these options would have been anti-dilutive.

8.              Stock-Based Compensation

The Company has a stock-based employee compensation plan and, prior to the Merger, the Predecessor had a stock-based employee compensation plan. In anticipation of the Merger, as of September 18, 2003, all of the Predecessor’s outstanding common stock options were canceled for nominal consideration.  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company and the Predecessor account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”).  Under APB 25, the Company recognizes no compensation expense related to employee stock options unless

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

options are granted at a price below the market price on the day of the grant.

Had the Company and the Predecessor applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and basic and diluted earnings per share for the Predecessor period January 1, 2003 to March 21, 2003 and the three months ended March 31, 2004 would have been as follows:

	For the Period January 1 to March 21, 2003 (Predecessor entity – InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended March 31, 2004

Net income, as reported	$303	$1,072

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(199)	(209)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	—	166
Pro forma net income	$104	$1,029

Basic and diluted earnings per share:
Basic income per share — as reported	$0.01	$0.04
Basic income per share — pro forma	0.00	0.04
Diluted income per share — as reported	0.01	0.04
Diluted income per share — pro forma	0.00	0.04

9.              Concentration of Credit Risk

We derive a significant portion of our revenues from a small group of customers.  Our top ten customers accounted for approximately 57% and 52% of our consolidated revenues for the three months ended March 31, 2004 and the Predecessor period January 1, 2003 to March 21, 2003, respectively.  Our top two customers during the three months ended March 31, 2004, Western Area Power Administration (“WAPA”) and Exelon, accounted for approximately 20% and 19%, respectively, of our consolidated revenues.    For the Predecessor period January 1, 2003 to March 21, 2003, the only customer that provided more than 10% of our consolidated revenues,  Exelon, represented approximately 12% of our consolidated revenues.

At March 31, 2004, accounts receivable due from Exelon and WAPA totaled $19,969 and $11,693, or 23.8% and 13.9%, respectively, of our total accounts receivable balance outstanding.  At December 31, 2003, accounts receivable due from Exelon totaled $14,617, or approximately 16% of total accounts receivable, and additionally one other customer represented $9,563 or 10.6% of accounts receivable.

10.       Comprehensive Income

The following table presents the components of comprehensive income for the Predecessor period January 1, 2003 to March 21, 2003 and the three months ended March 31, 2004:

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

	For the Period January 1 to March 21, 2003 (Predecessor entity - InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended March 31, 2004

Net income	$303	$1,072

Other comprehensive (loss) income	(75)	408

Comprehensive income	$228	$1,480

During the period January 1, 2003 to March 21, 2003, the Predecessor recognized other comprehensive loss of $75 associated with a foreign currency translation adjustment recorded prior to 2001, due to non-recoverability from foreign operations.  Other comprehensive income during the three months ended March 31, 2004 comprises changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income.

11.       Related Party Transactions

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties’ discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $545 for these services for the Predecessor period January 1, 2003 to March 21, 2003. Pursuant to the Merger, this Services Agreement was terminated.

The InfraSource Group has several service contracts with Exelon and performs work for various services including utility construction and maintenance, telecommunications and infrastructure services on an outsourced basis to business and residential customers. Certain operating assets and liabilities of the Non-Acquired Group, including certain operating agreements (the “Operating Agreements”) with Exelon, were transferred to the InfraSource Group as of January 1, 2003, with operating results related to the operating agreements reflected in the accompanying consolidated statement of operations beginning with the date of transfer. Under the Operating Agreements, the Company performs infrastructure services on an outsourced basis to business and residential customers. Each operating agreement has an annual term  ending on December 31  which automatically renews each year unless formally terminated by Exelon. The services are charged to Exelon at a rate that is intended to approximate market value. Revenues charged to Exelon for the Predecessor period January 1, 2003 to March 21, 2003 under these contracts were $6,597.  These Operating Agreements remained in place following the Merger. On January 29, 2004, Exelon relinquished its sole seat on the Company’s Board of Directors and ceased to be a related party at that time.  Revenues from Exelon for the period January 1 through January 29, 2004, (the date it ceased to be a related party) were $7,569.

In addition to the Operating Agreements, revenues for the Predecessor for the period January 1, 2003 to March 21, 2003 related to contracts with Exelon were $7,082. Accounts receivable related to all revenues due from Exelon were  $14,617 at December 31, 2003.

In March 2004, after receiving approval from the required parties, the Company distributed $7,218 of property and equipment that pursuant to the original terms of a purchase agreement with Blair Park Services, Inc. (“Blair Park”), an infrastructure services business acquired in 2001, were owed to three officers of Blair Park.  The corresponding liability related to these assets is reflected in other liabilities - related parties in the December 31, 2003 condensed consolidated balance sheet.

In connection with the Maslonka acquisition, our Principal Stockholders secured the issuance of $10,000 worth of letters of credit.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

These letters of credit were provided as credit support to enable Maslonka to secure a performance bond on a new project award. After consummation of the Maslonka acquisition, we caused the letters of credit to be terminated. We paid an aggregate fee of  $200  to the Principal Stockholders for providing this security.

We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly-owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we will incur total annual lease payments of $168.

Maslonka is the issuer of a $1,000 installment promissory note in favor of Martin Maslonka. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments of $7. The promissory note matures on June 30, 2006.

12.       Commitments and Contingencies

On February 7, 2003, Rahsanne Bickmann filed suit in the Travis County District Court in Texas State Court against Maslonka and one employee alleging, among other things, gross negligence and seeking approximately $24,000 in actual and compensatory damages arising out of the death of her son.  On October 27, 2003, the father of the deceased, Kevin Sam, Sr., filed suit in Taylor County Texas District Court seeking unspecified damages. The claims arose out of an automobile accident that took place on December 1, 2002 on an interstate highway in Texas and resulted in death. In February 2004, Rahsanne Bickman’s claims were resolved through an out of court settlement fully funded by insurance proceeds (less a $10 deductible).  The dismissal order was entered on March 25, 2004.  The claims of Kevin Sam, Sr. have been docketed for trial on December 13, 2004.

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3,785, including $3,190 in punitive damages. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004.  Pursuant to the appellate court’s May 28, 2004 Notice of Docketing, our brief supporting our appeal must be filed no later than June 17, 2004 with the respondent’s brief due by July 7, 2004.

In addition, pursuant to our service contracts, we also generally indemnify our customers for the services we provide thereunder. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of these proceedings could result in significant costs and diversion of management’s attention to our business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity position.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, or of cash flows, or on our financial condition.

13.       Discontinued Operations

Subsidiaries of the Predecessor not acquired in the Merger are reflected as discontinued operations in the accompanying Predecessor’s statement of operations and cash flows for the period January 1, 2003 to March 21, 2003.  During 2003, subsequent to the Merger, the Company committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”) which the Company expects to consummate during 2004.  In accordance with

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position, results of operations and cash flows of OSP are reflected as discontinued operations in the Company’s accompanying financial statements for the three months ended March 31, 2004 but are not included in discontinued operations for the Predecessor Period January 1, 2003 to March 21, 2003.

The following table presents the balance sheet and statement of operations information for the previously mentioned discontinued operations:

Balance sheet information:

	December 31, 2003	March 31, 2004
Contract receivables, net	$2,656	$3,195
Property and equipment, net	355	332
Other, net	1,646	906
Total assets	$4,657	$4,433

Accounts payable and other liabilities	$—	$134
Total liabilities	—	134
Net assets	$4,657	$4,299

Income statement information:

	For the Period January 1 to March 21, 2003 (Predecessor entity - InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended March 31, 2004
Contract revenues	$58,267	$5,062
Pre-tax income (loss)	$(1,172)	$2

14.       Subsequent Events

On May 12, 2004, the Company completed its IPO through underwriters of 8,500,000 shares of common stock at a price to the public of $13 per share.  The net proceeds of the offering to the Company of approximately $101,000, after deducting  underwriters’ discounts and estimated offering expenses, were used by the Company as follows:  (1) $50,200 was used to repay a portion of term loans outstanding under our senior credit facility; (2)  $30,000 was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20,800 were retained for general corporate purposes.  Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, the Company will record a loss on the early extinguishment of this debt of approximately $5,700 which loss will be reflected in the Company’s results of operations for the three months ending June 30, 2004.  Because the IPO closed after March 31, 2004, the effects of the offering are not reflected in the accompanying condensed consolidated financial statements.

Concurrent with the IPO, in order to provide for additional borrowing flexibility and to reduce its borrowing rates to reflect its improved financial position, the Company entered into an amended and restated credit agreement to, among other things, provide for a revolving credit facility in the original amount of $40,000 that may be increased to $85,000 and to provide a term loan facility in the amount of $85,310 which is equal to the amount of term loans outstanding under the existing senior credit facility at May 12, 2004 after giving effect to the mandatory prepayment of $50,200 of such loans  in conjunction with the IPO. A portion of the revolving credit facility not in excess of 80% of the amount thereof shall be available for the issuance of letters of credit. Term loans and revolving loans under the amended and restated credit agreement will initially bear interest, at the Company’s option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%.  Beginning in 2005, such interest rate spreads will be dependent upon the Company’s Consolidated Leverage Ratio, as defined in the amended and restated credit agreement, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans.  As of June 11, 2004, the Company had commitments under its revolving credit facility totaling $45,000.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

On April 21, 2004, the Company received a waiver and amendment to the senior credit facility related to obtaining liens on certain vehicles and equipment following the Merger. The Company was required to obtain the liens by March 22, 2004 and was not in compliance at that date. The waiver and amendment extends the compliance date until July 7, 2004.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

In this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report on Form 10-Q, we have made forward-looking statements.  Generally,  these forward-looking statements can be identified by words like “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon our current estimates and projections of future results or trends.  Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives.  These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.   These statements only reflect our predictions. Except as required by law, we will not update forward-looking statements even though our situation may change in the future.  With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

•                                          technological, structural and cyclical changes that could reduce the demand for the services we provide;

•                                          loss of key customers;

•                                          the uncertainty of the outcome of federal energy legislation;

•                                          the nature of our contracts, particularly our fixed-price and unit-price contracts;

•                                          work hindrance due to inclement weather events;

•                                          the award of new contracts and the timing of the performance of those contracts;

•                                          project delays or cancellations;

•                                          the failure to meet schedule or performance requirements of our contracts;

•                                          our failure to attract and retain qualified personnel;

•                                          the use of estimates in the percentage of completion method of revenue recognition;

•                                          significant competition in our industry;

•                                          the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•                                          our ability to successfully identify, integrate and complete acquisitions;

•                                          our ability to obtain surety bonds;

•                                          infrastructure construction accidents;

•                                          the impact of our unionized workforce on our operations; and

•                                          a change in government laws or regulations.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of InfraSource Services, Inc. and its wholly owned subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and notes included in its IPO Prospectus (SEC File Number 333-112375) and contained in the related registration statement declared effective on May 6, 2004.

General

We operate in one reportable segment and we are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. Our broad range of services includes the design, engineering, procurement, construction, testing, maintenance, and leasing of utility infrastructure.  Our customers primarily include electric power utilities, natural gas utilities, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses.  Each of these services is provided by various Company subsidiaries, which provide management with monthly financial statements.   All of our subsidiaries have been

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production methods, and distribution methods. During the three months ended March 31, 2004, we had revenues of $148.6 million of which we estimate 70% was attributable to electric power customers, 21% to natural gas customers, 7% was attributable to telecommunications customers, and 2% for ancillary services.  Our top ten customers accounted for approximately 57% of our consolidated revenues for  the three months ended March 31, 2004 while our top two customers,  Western Area Power Administration and Exelon,  accounted for 20% and 19%, respectively, of such consolidated revenues.

We operate in multiple service territories throughout the United States and do not have significant operations or assets in countries outside of the United States.

Overview of Operations

Our historical performance is affected by the capital spending of our customers. In the last several years, our business has been impacted by several important trends affecting our end markets.

•                  Electric utilities are key customers and provide us with a diversified variety of projects, including aerial transmission work, substations, in-plant engineering, maintenance and upgrades. In recent years, our business from these customers has been relatively stable despite financial pressures on some utilities. Although some utilities have restrained their overall capital spending, the effects on third-party contractors have been partially offset by an increase in the proportion of work that these customers outsource.

•                  The deregulation of the electric utility industry in the 1990s created opportunities for independent power producers, or IPPs, which constructed or acquired substantial generating capacity resulting in an increased demand for our services, particularly in providing “turnkey” substations, switching yards and interconnections. In these projects, we would typically engineer, procure materials for, and construct the entire project. These turnkey projects have a substantial impact on our revenues because, when we procure materials for our customers in addition to providing services, the value of those materials results in higher revenues than in a services-only contract. As a number of large IPPs have been under significant financial stress, IPP spending declined significantly in 2003, with a substantially reduced contribution to our 2003 financial performance.  This trend has continued into 2004.

•                  We provide a variety of electrical design, engineering and construction services to heavy industrial customers, including petrochemical, processing and refining businesses. Higher oil prices have enhanced the financial performance of many of our refinery customers, which has contributed to increased spending and consequently greater demand for our services. By contrast, high natural gas prices have negatively impacted the financial performance of some of our petrochemical customers, leading to decreases in their capital spending and consequently reduced demand for our services.

•                  During the late 1990s, service contractors like us benefited from rapidly expanding demand for telecommunications infrastructure, as telecommunications providers installed new long-haul optical fiber networks nationwide. This demand peaked in 2000 and declined significantly through 2003 as many of these customers have experienced bankruptcies and have been unable to access capital. We continue to see low levels of activity in this sector.

•                  The decline in telecommunications spending on fiber-optic network construction led to an overcapacity of contractors serving this market. In response, many of these contractors began competing for opportunities in other industries, such as natural gas distribution infrastructure. This led to increased competition for projects from natural gas utilities, and pricing pressure, resulting in lower gross margins for us, particularly in 2002 and the first half of 2003. We believe some of these new market entrants have begun to exit the natural gas distribution market. In addition, there has been continued strength in the housing construction market. As a result of these factors, we experienced improved bidding conditions and profit margins in the latter half of 2003 and into 2004.

In addition to industry trends described above, during 2002 we completed a review of our existing natural gas distribution contracts. As a result of this review, we exited or renegotiated a number of underperforming contracts. This strategy reduced our revenues during 2002 and 2003. Additionally, the effects of extreme adverse weather and losses on certain contracts completed in 2003 contributed to lower gross margins in the first half of the year. As has been common in our industry, we also experienced increases in workers’ compensation and insurance expenses in recent years.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Acquisition of Maslonka

On January 27, 2004, we acquired Maslonka & Associates, Inc. The total consideration for the Maslonka acquisition was $77.5 million, consisting of $38.3 million in cash and 4,330,820 shares of our common stock, which are both subject to a final working capital adjustment and a holdback provision, and the assumption of certain liabilities. Please refer to Note 3 to our condensed consolidated financial statements for additional information regarding the breakdown of the total consideration. We accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under purchase accounting, the value of the shares of common stock issued to the Maslonka stockholders was determined to be $50.7 million. Under the terms of the holdback provision, we withheld $6.6 million in cash payable at closing and 957,549 shares of our common stock issued to the sellers from the consideration payable at closing. We will be able to retain amounts from the holdback to satisfy any indemnification obligations to us. In addition, if Maslonka fails to achieve specified financial targets, we will be entitled to retain a portion of the holdback amount. We expect that the holdback amount, less any amounts retained by us, will be released to the sellers in part in 2005 and the remainder in 2006. Additionally, at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. We are required to reimburse these stockholders an aggregate of approximately $5.0 million within six months after the closing date. After giving effect to the holdback and the reimbursement for the time deposit account, the amount paid at closing was $26.7 million in cash and 3,373,271 shares of our common stock.  The results of operations of Maslonka are included in the condensed consolidated results of operations for the three months ended March 31, 2004 from the date of acquisition.

We financed the cash portion of the Maslonka acquisition consideration with available cash and the issuance of an aggregate  5,931,950 shares of our common stock to our principal stockholders and certain of our executive officers for cash of approximately $27.5 million.

Initial Public Offering

On May 12, 2004, we completed our IPO through underwriters of 8,500,000 shares of common stock at a price to the public of $13 per share.  The net proceeds of the offering of approximately $101 million, after deducting underwriters’ discounts and estimated offering expenses, were used by us as follows:  (1) $50.2 million was used to repay a portion of term loans outstanding under our senior credit facility; (2)  $30 million was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20.8 million were retained for general corporate purposes.  Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, the Company will record a loss on the early extinguishment of this debt of approximately $5.7 million which loss will be reflected in our results of operations for the three months ending June 30, 2004.  Because the IPO closed after March 31, 2003, the effects of the offering are not reflected in the accompanying condensed consolidated financial statements.

Results of Operations

The following analysis compares our results of operations for the three months ended March 31, 2004 (“2004 three-month period”) with the Predecessor’s historical results of operations as adjusted to reflect the pro forma effects of the Merger (“Predecessor pro forma 2003 three-month period”). The following analysis also includes a comparison of the results of our operations for the three months ended March 31, 2004 with the Predecessor’s actual results for the period January 1, 2003 to March 21, 2003.

The principal adjustments associated with the Predecessor pro forma three-month period include (1) the elimination of Merger-related costs and expenses; (2) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (3) additional amortization of intangible assets resulting from the Merger; and (4) related income tax effects of the previously mentioned adjustments.

The comparison of results for the 2004 three-month period with the Predecessor’s actual and pro forma 2003 results is affected by (1) the Maslonka acquisition on January 27, 2004 and (2) the additional ten days included in the 2004 three-month period resulting from the change in quarter end. As disclosed in Note 1 to the condensed consolidated financial statements, the 2004 three-month period reflects results from January 1, 2004 to March 31, 2004.  The 2003 Predecessor prior-year period reflects the Predecessor’s results for the period January 1, 2003 to March 21, 2003. Although the change

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

in quarter end would not have had a material effect on the Predecessor’s 2003 actual or pro forma prior-year period results, it does affect the comparison of the 2004 three-month results with the Predecessor’s actual and pro forma  results.

Our results of operations can be subject to seasonal variations.  During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity.  We generally experience lower gross operating margins during the winter months due to lower demand for our services and more difficult operating conditions.  However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements.  Work is also hindered during other inclement weather events.  In addition, during periods of peak electricity demand, utilities generally are unable to remove their electric power transmission and distribution equipment from service, decreasing the demand for our services during this period.  Accordingly, operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

(Thousands of dollars)	Predecessor Pro Forma Three Months Ended March 21, 2003 (a)	% of Revenue	Three Months Ended March 31, 2004	% of Revenue

Revenues	$110,602	100.0%	$148,621	100.0%
Gross profit	$15,262	13.8%	$25,277	17.0%
Selling, general and administrative expenses	12,191	11.0%	15,405	10.4%
Amortization of intangible assets	2,600	2.4%	4,547	3.1%
Income from operations	471	0.4%	5,325	3.6%
Interest income	475	0.4%	54	0.0%
Interest expense and amortization of debt discount	(2,966)	-2.7%	(3,371)	-2.3%
Other income (expense)	64	0.1%	(193)	-0.1%
Income (loss) before income taxes	(1,956)	-1.8%	1,815	1.2%
Income tax expense (benefit)	(832)	-0.8%	744	0.5%
Income (loss) from continuing operations	$(1,124)	-1.0%	$1,071	0.7%

(a) Pro forma for the effects of the Merger.

2004 Three-Month Period Compared to the Predecessor Pro Forma 2003 Three-Month Period.

Revenues:  Revenues increased $38.0 million, or 34%, to $148.6 million for the 2004 three-month period as compared to the Predecessor pro forma 2003 three-month period due primarily to a $38.9 million increase in aerial electric transmission revenues including the work performed by Maslonka which was acquired on January 27, 2004; $11.7 million of revenues attributable to the 10 additional days in the 2004 three-month period as compared to the Predecessor pro forma 2003 three-month period; and $1.7 million of revenues from the December 2003 acquisition of Utility Locating and Mapping Services, Inc. (“ULMS”).  Partially offsetting these increases in revenues was an $8.8 million decrease in underground transmission revenues and the absence of revenues from OSP in the 2004 three-month period compared to revenues of $3.9 million reflected in the Predecessor pro forma 2003 three-month period.  Revenues of OSP were included in continuing operations of the Predecessor during 2003, however, as a result of the Company’s late-2003 decision to sell OSP, the results of OSP in the 2004 three-month period are accounted for as discontinued operations. Also offsetting the increase in revenues in the 2004 three-month period were declines in revenues related to  independent power producers and telecommunications work. As of March 31, 2004, our revenue backlog was approximately $790 million, approximately equal to our backlog as of December 31, 2003 and approximately 34% higher than our backlog of $589 million as of March 31, 2003.

Gross profit:  Gross profit increased $10.0 million, or 66%, to $25.3 million in the 2004 three-month period compared to the Predecessor pro forma 2003 three-month period due primarily to an increase in  gross profit of $11.2 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications businesses and the effect of the ten additional days in the 2004 three-month period. These increases in gross profit were partially offset by a decline in other electric power gross margin.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased $3.2 million, or 26%, to $15.4 million.  The increase is primarily due to $1.7 million of expenses associated with the IPO which closed on May 12, 2004 and incremental expenses

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

resulting from the acquisitions of Maslonka and, to a lesser degree, ULMS.

Amortization of intangible assets:  Amortization of intangible assets was $4.5 million in the 2004 three-month period compared with $2.6 million in the Predecessor pro forma three-month period principally the result of intangible assets acquired in the Maslonka acquisition partially offset by lower amortization of Merger-related intangible assets in the 2004 three-month period.

Interest expense and amortization of debt discount:  We incurred $3.4 million of interest expense in the 2004 three-month period, an increase of $0.4 million from the Predecessor pro forma three-month period, principally reflecting the effects of the additional ten days in the 2004 three-month period and, to a lesser extent, higher interest expense on greater amounts of letters of credit outstanding.

2004 Three-Month Period Compared to the Actual Predecessor Period January 1, 2003 to March 21, 2003.

Revenues:  Revenues increased $38.0 million, or 34%, to $148.6 million for the 2004 three-month period as compared to the Predecessor period January 1, 2003 to March 21, 2003 due primarily to a $38.9 million increase in aerial electric transmission revenues including the work performed by Maslonka which was acquired on January 27, 2004; $11.7 million of revenue attributable to the 10 additional days in the 2004 three-month period as compared to the Predecessor prior-year  period; and $1.7 million from the December 2003 acquisition of ULMS.  Partially offsetting these increases in revenues was an $8.8 million decrease in underground transmission revenues and the absence of revenues from OSP in the 2004 three-month period compared to revenues of $3.9 million reflected in the Predecessor period.  Also offsetting the increase in revenues in the 2004 three-month period were declines in revenues related to independent power producers and telecommunications work.

Gross profit:  Gross profit increased $11.9 million, or 88%, to $25.3 million in the 2004 three-month period compared to the Predecessor period January 1, 2003 to March 21, 2003 due primarily to an increase in  gross profit of $11.2 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications businesses (including the impact of lower depreciation expense resulting from changes in estimated lives and bases of certain fixed assets resulting from the Merger) and the effect of the ten additional days in the 2004 three-month period. These increases in gross profit were partially offset by a decline in other electric power gross margin.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased $3.2 million, or 26%, to $15.4 million.  The increase is primarily due to $1.7 million of expenses associated with the IPO which closed on May 12, 2004 and incremental expenses resulting from the acquisitions of Maslonka and, to a lesser degree, ULMS. The prior-year period includes $115,000 of Merger related costs.

Amortization of intangible assets:  Amortization of intangible assets was $4.5 million in the 2004 three-month period compared with no such amortization in the Predecessor period as a result of intangible assets acquired in the Maslonka acquisition and the Merger.

Interest expense and amortization of debt discount:  We incurred $3.4 million of interest expense in the 2004 three-month period reflecting interest on debt resulting from the Merger.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $16.1 million, working capital of $85.2 million and long-term debt of $164.2 million principally consisting of term loans under our senior credit facility and the Exelon note. We had $5.0 million of borrowings under our revolving credit facility at March 31, 2004 and $27.7 million in letters of credit outstanding thereunder, leaving $17.3 million as of that date available for additional borrowings.

On January 22, 2004, we amended our senior credit facility to permit the acquisition of Maslonka and to obtain additional liquidity and operating flexibility, including expanding our capacity for making capital expenditures. As a result of the amendment, the commitment of the banks under the revolving credit facility was increased by $10 million to $50 million, and the amount available for letters of credit was increased by $10 million to $35 million.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Concurrent with the IPO, in order to provide for additional borrowing flexibility and to reduce its borrowing rates to reflect its improved financial position, we entered into an amended and restated credit agreement to, among other things, provide for a revolving credit facility in the original amount of $40 million that may be increased to $85 million and to provide a term loan facility in the amount of $85.3 million which is equal to the amount of term loans outstanding under the existing senior credit facility after giving effect to the mandatory prepayment of  $50.2 million of such loans required in connection with the IPO. A portion of the revolving credit facility not in excess of 80% of the amount thereof shall be available for the issuance of letters of credit. Term loans and revolving loans under the amended and restated credit agreement will initially  bear interest, at our option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%.  Beginning in 2005, such interest rate spreads will be dependent upon our Consolidated Leverage Ratio, as defined, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans.  As of June 11, 2004, we had commitments under our revolving credit facility totaling $45 million.

Concurrent with the IPO, we repaid the $30 million principal balance of our subordinated promissory note (representing the $29 million issued in conjunction with the Merger and a $1 million increase resulting from the Company’s December 2003 acquisition of ULMS) with Exelon.  Because the carrying amount of the subordinated promissory note was reflected at a discount to reflect the fair value based upon applicable market rates for similar securities, the extinguishment of this debt in May 2004 resulted in a non-recurring loss of approximately $5.7 million which will be reflected in our results of continuing operations for the three months ended June 30, 2004.

On April 21, 2004, we received a waiver and amendment to the senior credit facility related to obtaining liens on certain vehicles and equipment following the Merger. We were required to obtain the liens by March 22, 2004 and were not in compliance at that date. The waiver and amendment extends the compliance date until July 7, 2004.

Our working capital needs are influenced by the seasonality of our business. We experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we convert working capital assets to cash during the winter months.

We expect capital expenditures to range from $20.0 million to $25.0 million in 2004, which could vary depending on the expected award and timing of commencement of several large electric power transmission projects. We intend to fund those expenditures primarily from operating cash flow. We have reduced our capital expenditures over the past two years in order to increase the utilization rates of our equipment.

We anticipate that our cash flow from operations, cash on hand (including the remaining net proceeds from our IPO), and our  amended and restated  credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment over the next twelve to eighteen months. However, deterioration in the markets we serve, material changes in our customers’ revenues or cash flows or adverse weather conditions could negatively impact our revenues and cash flows. These factors, coupled with restrictive covenants under our amended and restated credit facility, may negatively impact our ability to meet these needs.

Cash from operating activities from continuing operations.    During the 2004 three-month period, net cash used by operating activities from continuing operations was $6.5 million compared to net cash provided by operating activities from continuing operations of $8.3 million for the Predecessor prior-year period January 1, 2003 to March 21, 2003. The principal sources of operating cash during the 2004 three-month period were payments received from customers for contract services performed. The principal uses of operating cash during the 2004 three-month period were payments for labor and materials related to performance of services and selling, general and administrative expenses. Changes in operating assets and liabilities during the 2004 three-month period used $18.3 million of operating cash flow from continuing operations compared with $0.9 million of operating cash flow provided from such changes in the prior-year Predecessor period.  The significantly greater use of cash from changes in operating assets and liabilities from continuing operations during the 2004 three-month period is because the prior-year period included $12.9 million of related party payments; the current year includes a  $19.5 million  increase in costs and estimated earnings in excess of billings in 2004 compared with an increase of only $0.8 million in the prior-year period; and greater 2004 three-month period income tax payments. Partially offsetting these greater uses of cash in the 2004 three-month period  was a $13.8 million increase in  cash flow from decreases in contract receivables.

Cash from investing activities from continuing operations.   During the 2004 three-month period, net cash used by

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

investing activities from continuing operations was $23.8 million compared to cash used by investing activities from continuing operations of $4.2 million for the prior-year Predecessor period. The primary uses of cash for the 2004 three-month period were cash payments at closing for the acquisition of Maslonka, net of cash acquired, of $19.5 million, and purchases of equipment of $5.2 million compared to $4.9 million during the prior-year Predecessor  period.  Proceeds from the sale of equipment were $0.9 million in the current year three-month period, slightly higher than the $0.7 million of such cash flow generated in the prior-year Predecessor  period.

Cash from financing activities from continuing operations.    During the 2004 three-month period, net cash provided by financing activities from continuing operations was $34.4 million compared to net cash used in financing activities from continuing operations of $0.1 million for the prior-year Predecessor period. The primary sources of cash from financing activities for the 2004 three-month period were $29.8 million of proceeds from the issuance of the Company’s common stock to the Principal Shareholders and certain members of management in conjunction with the acquisition of Maslonka.  Additionally, the Company had net borrowings of $5 million during the 2004 three-month period from its revolving credit facility, and net repayments of long-term debt of $0.4 million principally associated with scheduled quarterly repayments of the senior credit facility term loan.

Contractual Obligations and Other Commitments

The following table of our future contractual obligations existing as of December 31, 2003 which was included in our IPO Prospectus has been updated for material changes to reflect (1) the effects of the Maslonka acquisition and (2) the mandatory prepayment of the Exelon Note and a portion of the senior credit facility term loan from the net proceeds of our IPO. There have been no other material changes to such obligations and commitments since December 31, 2003.

(Thousands) Long-Term Debt	Payment due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
Senior credit facility	$52,600	$1,400	$1,400	$1,400	$1,400	$81,450	$139,650
Subordinated promissory note to Exelon	30,000	—	—	—	—	—	30,000
Bank Notes	33	95	1,000	—	—	—	1,128
Total	$82,633	$1,495	$2,400	$1,400	$1,400	$81,450	$170,778

	Payment due by Period
(Thousands) Other Contractual Obligations (1)	2004	2005	2006	2007	2008	Thereafter	Total
Capital lease obligations	$122	$50	$—	$—	$—	$—	$172
Contingent earnout	—	—	2,662	—	—	—	2,662
Maslonka holdback	—	3,300	3,300	—	—	—	6,600
Maslonka time deposit	5,000	—	—	—	—	—	5,000
Total	$5,122	$3,350	$5,962	$—	$—	$—	$14,434

(1) Trade accounts payable are not included in Contractual Obligations.

	Amount of Commitment Expiration Per Period
(Thousands) Other Commercial Commitments	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$3,083	$2,467	$1,751	$866	$417	$953	$9,537

Related Party Transactions

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $545,000 for these services for the Predecessor period January 1, 2003 to March 21, 2003. Pursuant to the Merger, this Services Agreement was terminated.

The InfraSource Group has several service contracts with Exelon and performs work for various services including utility construction and maintenance, telecommunications and infrastructure services on an outsourced basis to business and residential customers. Certain operating assets and liabilities of the Non-Acquired Group, including certain operating agreements (the “Operating Agreements”) with Exelon, were transferred to the InfraSource Group as of January 1, 2003,

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

with operating results related to the Operating Agreements reflected in the accompanying consolidated statement of operations beginning with the date of transfer. Under the Operating Agreements, the Company performs infrastructure services on an outsourced basis to business and residential customers. Each Operating Agreement has an annual term ending on December 31, which automatically renews each year unless formally terminated by Exelon. The services are charged to Exelon at a rate that is intended to approximate market value. Revenues charged to Exelon for the Predecessor period January 1, 2003 to March 21, 2003 under these contracts were $6.6 million.  These Operating Agreements remained in place following the Merger. On January 29, 2004, Exelon relinquished its sole seat on the Company’s Board of Directors and ceased to be a related party at that time.  Revenues from Exelon for the period January 1 through January 29, 2004, (the date it ceased to be a related party) totaled $7.6 million.

In addition to the Operating Agreements, revenues for the Predecessor for the period January 1, 2003 to March 21, 2003 related to contracts with Exelon were $7.1 million. Accounts receivable related to all revenues due from Exelon were  $14.6 million at December 31, 2003.

In March 2004, after receiving approval from the required parties, the Company distributed $7.2 million of property and equipment that pursuant to the original terms of a purchase agreement with Blair Park Services, Inc. (“Blair Park”), an infrastructure services business acquired in 2001, were owed to three officers of Blair Park.  The corresponding liability related to these assets is reflected in other liabilities - related parties in the December 31, 2003 condensed consolidated balance sheet.

In connection with the Maslonka acquisition, our Principal Stockholders secured the issuance of $10.0 million worth of letters of credit. These letters of credit were provided as credit support to enable Maslonka to secure a performance bond on a new project award. After consummation of the Maslonka acquisition, we caused the letters of credit to be terminated. We paid an aggregate fee of $200,000 to the Principal Stockholders for providing this security.

We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly-owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we will incur total annual lease payments of $168,000.

Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments of $7,083. The promissory note matures on June 30, 2006.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued  Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On February 1, 2003, the Company adopted FIN 46 for variable interest entities created after January 31, 2003 and it did not have an impact on the Company’s consolidated financial statements. In December 2003, the FASB deferred the provisions of FIN 46 for all other variable interest entities until March 31, 2004. The adoption of these deferred provisions did not have an impact on the Company’s consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks results primarily from adverse changes in interest rates.  We have not historically used derivative instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

In October 2003, we entered into an interest rate swap agreement and an interest rate cap agreement with terms of three years, both of which qualify and have been designated as cash flow hedges to reduce market interest rate risk associated with $70 million notional amount of our variable rate term loan. After considering the effect of these agreements, a portion of our long-term debt obligations remain subject to interest rate risk.  The annual detrimental net income effect of a 50 basis point increase in interest rates on these long-term obligations, after considering the $50.2 million reduction in our term loan concurrent with the IPO, would be less than $0.1 million.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been  detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 7, 2003, Rahsanne Bickmann filed suit in the Travis County District Court in Texas State Court against Maslonka and one employee alleging, among other things, gross negligence and seeking approximately $24 million in actual and compensatory damages arising out of the death of her son.  On October 27, 2003, the father of the deceased, Kevin Sam, Sr., filed suit in Taylor County Texas District Court seeking unspecified damages. The claims arose out of an automobile accident that took place on December 1, 2002 on an interstate highway in Texas and resulted in death. In February 2004, Rahsanne Bickman’s claims were resolved through an out of court settlement fully funded by insurance proceeds (less a $10,000 deductible).  The dismissal order was entered on March 25, 2004.  The claims of Kevin Sam, Sr. have been docketed for trial on December 13, 2004.

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004.  Pursuant to the appellate court’s May 28, 2004 Notice of Docketing, our brief supporting our appeal must be filed no later than June 17, 2004 with the respondent’s brief due by July 7, 2004.

In addition, pursuant to our service contracts, we also generally indemnify our customers for the services we provide thereunder. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of these proceedings could result in significant costs and diversion of management’s attention to our business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity position.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, or of cash flows, or on our financial condition.

Item 2.    Changes in Securities and Use of Proceeds.

(c) During the three months ended March 31, 2004, the Company issued the following unregistered equity securities:

In January 2004, in connection with the Maslonka acquisition, the Company issued and sold an aggregate of 5,931,950 shares of common stock at a per share purchase price of $4.60 for an aggregate purchase price of $27.3 million to OCM/GFI Power Opportunities Fund, L.P., 2,947,292 shares, OCM Principal Opportunities Fund Il, L.P., 2,947,292 shares, and certain of the Company’s executive officers, 37,367 shares. These shares of common stock were issued in a transaction exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act.

In January 2004, the Company issued 4,330,820 shares of common stock to the Maslonka stockholders as part of the consideration in the Maslonka acquisition.  These shares of common stock were issued to seven stockholders, all of which were “accredited investors” within the meaning of the Securities Act, in a transaction exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

In January 2004, the Company issued and sold to David R. Helwig, 380,844 shares of common stock at a per share price of $4.60, pursuant to the exercise of options granted pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In January 2004, the Company issued and sold to Terence R. Montgomery, 43,525 shares of common stock at a per share price of $4.60, pursuant to Mr. Montgomery’s exercise of options granted pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In January 2004, the Company issued and sold to John R. Marshall, 39,826 shares of common stock at a per share price of $4.60, pursuant to Mr. Marshall’s exercise of options granted pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In January 2004, the Company issued and sold to John Brayman, 19,913 shares of common stock at a per share price of $4.60, pursuant to Mr. Brayman’s exercise of options granted pursuant to an exemption of registration under Section 4(2) of the Securities Act.

In March 2004, the Company issued and sold to Paul M. Daily, 5,441 shares of common stock at a per share price of $4.60, pursuant to Mr. Daily’s exercise of options granted pursuant to an exemption from registration under Section 4(2) of the Securities Act.

We granted options to directors and employees to purchase an aggregate of 75,080 shares of common stock at a price of $4.60 per share and 19,913 shares of common stock at a price of $13.00 per share under our 2003 Omnibus Stock Incentive Plan.  These options were granted in transactions exempt from the registration requirements of the Securities Act in reliance on Section 4(2) and Rule 701 promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a —14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a —14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)

Date: June 11, 2004	By:	/s/ Terence R. Montgomery
Terence R. Montgomery
Chief Financial Officer and Senior Vice President

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002