Form 10-Q
period 2004-06-30
INFRASOURCE SERVICES INC
filed 2004-08-16
CIK 1276827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

100 West Sixth Street, Suite 300, Media, PA

(Address of principal executive offices)

19063

(Zip Code)

(610) 480-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

At August 11, 2004, there were 39,167,157 shares of InfraSource Services, Inc. Common Stock,  par value of $.001, outstanding.

For the Quarter Ended June 30, 2004
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Table of Contents

Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	2
	Condensed Consolidated Statements of Operations for the periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003 (predecessor entity—InfraSource Incorporated and Subsidiaries) and the three and six months ended June 30, 2004	3
	Condensed Consolidated Statements of Cash Flows for the period January 1, 2003 to June 20, 2003 (predecessor entity—InfraSource Incorporated and Subsidiaries) and six months ended June 30, 2004	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Changes in Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits and Reports on Form 8-K	42
SIGNATURES		43

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,080	$19,348
Contract receivables (less allowances for doubtful accounts of $4,938 and $3,636, respectively)	70,905	80,649
Contract receivables due from related parties	14,617	—
Costs and estimated earnings in excess of billings	34,003	56,360
Inventories	8,473	9,940
Deferred income taxes	685	2,240
Other current assets	4,822	23,461
Due from related parties, net	10,907	—
Current assets—discontinued operations	4,262	3,877
Total current assets	160,754	195,875
Property and equipment (less accumulated depreciation of $5,299 and $17,584, respectively)	116,566	125,000
Property and equipment—related parties	7,218	—
Goodwill	68,877	129,038
Intangible assets (less accumulated amortization of $2,600 and $11,169, respectively)	5,400	8,331
Deferred charges and other assets, net	7,309	9,088
Deferred income taxes	1,058	2,262
Noncurrent assets—discontinued operations	395	355
Total assets	$367,577	$469,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,500	$934
Accounts payable	13,244	17,330
Other current and accrued liabilities	42,701	39,132
Accrued insurance reserves	19,773	22,357
Billings in excess of costs and estimated earnings	8,019	6,164
Deferred revenues	3,393	3,743
Other liabilities—related parties	7,218	—
Current liabilities—discontinued operations	—	521
Total current liabilities	95,848	90,181
Long-term debt and capital lease obligations	162,963	84,322
Long-term debt—related party	—	1,000
Deferred revenues	12,750	17,907
Other long-term liabilities	3,167	5,217
Total liabilities	274,728	198,627
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized—12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized—120,000,000 shares; issued and outstanding—19,914,840 and 38,677,610, respectively)	20	39
Additional paid-in capital	91,480	270,490
Retained earnings	1,335	380
Accumulated other comprehensive income	14	413
Total shareholders’ equity	92,849	271,322
Total liabilities and shareholders’ equity	$367,577	$469,949

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	For the Period March 22 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended June 30, 2004	For the Period January 1 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Six Months Ended June 30, 2004
Contract revenues	$119,746	$148,227	$216,669	$296,848
Contract revenues—related parties	17,199	—	30,878	—
Total contract revenues	136,945	148,227	247,547	296,848
Cost of revenues	118,316	123,670	215,499	247,014
Gross profit	18,629	24,557	32,048	49,834
Selling, general and administrative expenses	11,498	15,694	23,688	31,107
Merger related costs	1,816	—	1,931	—
Provision (recoveries) of uncollectible accounts	43	(464)	43	(471)
Amortization of intangible assets	—	4,022	—	8,569
Income from operations	5,272	5,305	6,386	10,629
Interest income	487	66	961	120
Interest expense and amortization of debt discount	(1)	(2,829)	(3)	(6,200)
Loss on early extinguishment of debt	—	(5,682)	—	(5,682)
Other expenses	(193)	(228)	(130)	(421)
Income (loss) before income taxes	5,565	(3,368)	7,214	(1,554)
Income tax expense (benefit)	2,312	(1,414)	2,958	(670)
Income (loss) from continuing operations	3,253	(1,954)	4,256	(884)
Discontinued operations:
Loss from operations of discontinued business	(7,532)	(127)	(8,705)	(125)
Income tax benefit	(2,686)	(55)	(3,158)	(54)
Loss from discontinued operations	(4,846)	(72)	(5,547)	(71)
Net loss	$(1,593)	$(2,026)	$(1,291)	$(955)
Income (loss) per share—basic and diluted
Income (loss) from continuing operations	$0.07	$(0.06)	$0.09	$(0.03)
Loss from discontinued operations	(0.10)	—	(0.12)	—
Net loss	$(0.03)	$(0.06)	$(0.03)	$(0.03)
Weighted average basic and diluted common shares outstanding	47,877	34,755	47,890	31,453

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Period January 1 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Six Months Ended June 30, 2004
Cash flows from operating activities:
Income (loss) from continuing operations	$4,256	$(884)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation	13,668	11,363
Amortization of intangibles	—	8,569
Deferred income taxes	—	(7,517)
Loss on early extinguishment of debt	—	5,682
Other	(159)	(369)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	16,201	11,516
Contract receivables due from related parties, net	(12,640)	—
Costs and estimated earnings in excess of billings, net	(12,816)	(17,776)
Inventories	248	(1,466)
Due from affiliates	9,325	—
Other current assets	(762)	(1,473)
Deferred charges and other assets	275	(999)
Accounts payable	(5,265)	(5,541)
Accrued taxes due to related parties	257	—
Other current and accrued liabilities	(4,414)	(17,284)
Accrued insurance reserves	1,116	2,584
Deferred revenue	3,709	3,049
Other long-term liabilities	226	2,258
Net cash flows provided by (used in) operating activities from continuing operations	13,225	(8,288)
Net cash flows used in operating activities from discontinued operations	(4,452)	(14)
Net cash flows provided by (used in) operating activities	8,773	(8,302)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(20,101)
Proceeds from sales of equipment	1,923	2,024
Additions to property, plant and equipment	(9,531)	(12,091)
Net cash flows used in investing activities from continuing operations	(7,608)	(30,168)
Net cash flows provided by (used in) investing activities from discontinued operations	3,187	(475)
Net cash flows used in investing activities	(4,421)	(30,643)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(88)	(84,619)
Purchase of treasury stock	(383)	—
Proceeds from sale of common stock	—	130,343
Net cash flows (used in) provided by financing activities from continuing operations	(471)	45,724
Net cash flows used in financing activities from discontinued operations	(405)	—
Net cash flows (used in) provided by financing activities	(876)	45,724
Cash and cash equivalents:
Net increase in cash and cash equivalents	3,476	6,779
Cash and cash equivalents transferred to discontinued operations	1,670	489
Cash and cash equivalents—beginning of period	20,784	12,080
Cash and cash equivalents—end of period	$25,930	$19,348

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Distribution of property and equipment owed to a related party.	$7,218
Loss on early extinguishment of the note payable to Exelon	5,682
The Company acquired all of the voting interests of Maslonka & Associates for $77,476 in January, 2004. In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$41,093
Goodwill	59,549
Liability to sellers for time deposit refund, taxes, and cash holdback	(6,704)
Liabilities assumed	(23,166)
Equity issued to sellers	(50,671)
Cash paid for acquisition, net of cash acquired	(20,101)

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

1.   Organization and Basis of Presentation

InfraSource Services, Inc. (“InfraSource”), formerly known as Dearborn Holdings Corporation, was organized on May 30, 2003 as a Delaware Corporation. In June 2003, OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships, each acquired fifty shares of the common stock of InfraSource at a nominal purchase price. On September 24, 2003, pursuant to an Agreement and Plan of Merger dated June 17, 2003 (the “Merger”), InfraSource acquired InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group” or “the Predecessor”). Immediately prior to the Merger, certain other subsidiaries of InfraSource Incorporated not acquired by InfraSource in the Merger (the “Non-Acquired Group”) were distributed to InfraSource Incorporated’s parent, Exelon Enterprises Company LLC, a wholly owned subsidiary of Exelon Corporation (“Exelon”). InfraSource and its wholly owned subsidiaries are referred to herein as “the Company.”  For a more detailed description of the Merger, see Note 3 to these financial statements. On May 12, 2004, the Company completed its initial public offering (“IPO”) of 8,500,000 shares of common stock (see Note 6).

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

The accompanying unaudited condensed consolidated financial statements reflect the financial position of the Company as of June 30, 2004 and December 31, 2003; the Company’s results of operations for the three and six months ended June 30, 2004; and the Company’s cash flows for the six months ended June 30, 2004. They also include the results of operations of the Predecessor for the periods March 22 to June 20, 2003 and January 1, 2003 to June 20, 2003, and the Predecessor’s cash flows for the period January 1, 2003 to June 20, 2003. The Company had no operating activity prior to acquiring the InfraSource Group in the Merger. Subsidiaries of the Predecessor not acquired in the Merger are reflected as discontinued operations in the accompanying financial statements of the Predecessor. During 2003, in order to meet the reporting deadlines of Exelon, each of the Predecessor’s first three fiscal quarters ended on March 21, June 20, and September 23, respectively. Beginning in 2004, each of the Company’s quarters will end on the last days of March, June, September and December. Accordingly, as a result of the change in quarter end, the six months ended June 30, 2004 contains ten additional days as compared to the prior-year period January 1, 2003 to June 20, 2003. The additional ten days would not have had a material effect on the Predecessor’s 2003 six-month period results. The Company has not adjusted the Predecessor six-month period results to reflect the effect of the additional ten days because it is impracticable to do so.

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

2.   Recently Issued Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue 03-6 EITF Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, Earnings Per Share. The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The guidance in this Issue was effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS. Management has determined that options to purchase the Company’s stock do not constitute participating securities as defined by this Issue. We have adopted this Issue in the second quarter of 2004. The initial adoption of this Issue had no impact on the Company’s basic and diluted earnings per share for the three months and six months ended June 30, 2004 and Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003.

3.   Merger and Acquisitions

Merger:   On September 24, 2003, the Company acquired the InfraSource Group pursuant to an Agreement and Plan of Merger dated June 17, 2003. In connection with the Merger, the Company acquired all of the voting interests of InfraSource Incorporated for a total purchase price consideration of $228,614. Pursuant to the Merger, the Company entered into a new term loan and revolving credit facility providing for a term loan of $140,000 and a revolving credit facility of up to $40,000, with availability for letters of credit of $25,000. In addition, the Company issued a long-term subordinated note payable to Exelon, the former majority owner of InfraSource Incorporated, for $29,000. The proceeds of the term loans and the subordinated note, together with the issuance of 19,912,664 shares of Company’s common stock for cash of $91,500, were used to finance the redemption of all then-outstanding shares of InfraSource Incorporated common stock and to fund certain expenses related to the Merger. The value assigned to the common stock resulted from the negotiated transaction for the purchase of the InfraSource Group.

As a result of the Merger, the Company incurred $8,096 in related expenses on a pretax basis, including $6,344 of debt issuance costs which will be amortized over the lives of the respective debt instruments, and $1,752 in professional fees and filing costs. Preliminary goodwill of $68,584 recorded in connection with the Merger is subject to future adjustment based upon the outcome of certain estimates and contingencies including the valuation of certain specialty equipment acquired and the finalization of purchase price contingencies related to a working capital adjustment provision. The Company expects the valuation of the specialty equipment to be completed during the third quarter of 2004. Any adjustments resulting from the appraisals could result in an adjustment to goodwill, which amounts could be material. Intangible assets related to contracted volumes of work have been valued at $8,000. Both the goodwill and the intangible assets are deductible for tax purposes over 15 years. For the period January 1 through

September 23, 2003, the InfraSource Group incurred $16,242 of expenses related to the Merger, including $10,553 of employee retention, severance and incentive costs, and $5,689 of advisory fees, legal, accounting and other professional costs. The amount of Merger expenses in the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003 were $1,816 and $1,931, respectively.

Also in connection with the Merger, the Company entered into a volume agreement with Exelon, pursuant to which the Company is assured a continuing level of business from Exelon through 2006, at approximately the same levels as in 2003.

In accordance with the terms of the Merger, the purchase price is subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. The contingent purchase price adjustment could ultimately result in additional amounts due either to the Company or to Exelon. The Company has included in its calculation of purchase price as goodwill an adjustment reflecting a payment to the Company of approximately $10,458. Exelon has informed the Company that Exelon believes the adjustment should result in a payment to Exelon in an amount of approximately $10,900. The Company and Exelon are in discussions to resolve the difference, and if unsuccessful will enter into a dispute resolution process. Any difference from the recorded amount will result in an adjustment to goodwill which could be material. The Company expects final resolution of this dispute to occur in the 3rd quarter of 2004.

Acquisition of Maslonka:   On January 27, 2004, the Company acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $77,476, which included the issuance of 4,330,820 shares of the Company’s common stock. The final allocation of the purchase price is subject to a final working capital adjustment and final settlement of the holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. The Company expects the working capital adjustments to be finalized during the third quarter of 2004 and expects the holdback amount less any amounts retained by the Company will be released to the sellers in 2005 and 2006. Any adjustments resulting from the working capital adjustments and holdback adjustments could result in an adjustment to goodwill, which amounts could be material. The value of the shares issued to Maslonka stockholders was determined to be approximately $50,671. Under the terms of the holdback provision, the Company withheld $6,600 in cash payable at closing and 957,549 shares of common stock. Of the cash holdback amount, $5,500 is contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. The results of Maslonka are included in the Company’s consolidated results beginning January 27, 2004.

Additionally,at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5,000 time deposit account provided by the Maslonka stockholders, which the Company acquired in the acquisition. The Company is required to reimburse the Maslonka stockholders an aggregate of approximately $5,000 within six months of the closing date. After giving effect to the holdback and the reimbursement of the time deposit account, the amount paid at closing was $26,700 in cash and 3,373,271 shares of the Company’s common stock. The Company financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of the Company’s common stock to the Principal Shareholders and certain members of the Company’s management for cash of $27,522 (see Note 6).

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

Pro Forma Financial Information:   The following table provides pro forma unaudited consolidated statements of operations data for the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003 as if the Merger and the acquisition of Maslonka had occurred as of January 1, 2003. It also provides a pro forma unaudited consolidated statement of operations data for the six months ended June 30, 2004 as if the acquisition of Maslonka had occurred as of January 1, 2004:

	For the Period March 22 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period January 1 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Six Months Ended June 30, 2004
Contract revenues	$142,060	$259,414	$311,102
Income before income taxes	2,562	339	(30,313)
Income (loss) from continuing operations	1,499	260	(17,885)
Loss from discontinued operations	(4,846)	(5,549)	(71)
Net loss	(3,347)	(5,287)	(17,956)
Basic and diluted loss per common share:
Weighted average basic and diluted common shares outstanding	47,877	47,890	31,453
Basic and diluted loss per share	$(0.07)	$(0.11)	$(0.57)

The Predecessor’s historical results of operations for the periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003 have been adjusted to reflect the pro forma effects of the Merger. The principal adjustments include (1) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (2) additional amortization of intangibles resulting from the Merger; and (3) related income tax effects of the previously mentioned adjustments. Additionally, the pro forma results of operations for all periods presented above have been adjusted to reflect Maslonka’s historical operating results prior to its acquisition on January 27, 2004 after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. Such adjustments include (1) amortization of intangible assets acquired in the acquisition and recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and related income tax effects; (2) the elimination of interest expense resulting from the repayment of Maslonka debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (3) the issuance of shares of the Company’s common stock to the sellers in the Maslonka acquisition and to the Principal Stockholders and certain executive officers to finance a portion of the purchase price.

The pro-forma results for the six month period ended June 30, 2004 include charges of $31,320 for deferred compensation expense and $1,473 for transaction related expenses related to the acquisition of Maslonka. The pro-forma results for the predecessor period January 1, 2003 to June 20, 2003 include a charge of $1,931 for expenses related to the Merger.

4.   Intangible Assets

The Company’s intangible assets comprise the following:

	December 31, 2003	June 30, 2004
Goodwill	$68,877	$129,038
Intangible Assets:
Construction backlog	$5,500	$17,000
Accumulated amortization.	(2,100)	(10,366)
	3,400	6,634
Volume agreement	2,500	2,500
Accumulated amortization.	(500)	(803)
	2,000	1,697
Intangible assets, net	$5,400	$8,331

The increase in intangible assets during the six months ended June 30, 2004 reflects the preliminary purchase price allocation of the Maslonka acquisition. Amortization expense of the Company’s intangible assets was $4,022 and $8,569 during the three and six months ended June 30, 2004, respectively. There was no amortization expense recorded in the Predecessor’s results of operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: 2004 - $14,000; 2005 - $2,100; 2006 - $800; 2007 - $0; and 2008 - $0.

Under SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which will be performed at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the three or six months ended June 30, 2004 or the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003.

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

Concurrent with the IPO, in order to provide for additional borrowing flexibility and to reduce its borrowing rates to reflect its improved financial position, the Company entered into an amended and restated credit agreement to, among other things, provide for a revolving credit facility in the original amount of $40,000 that may be increased to $85,000 and to provide a term loan facility in the initial amount of $85,310 which represented the amount of term loans outstanding under the senior credit facility at May 12, 2004 after giving effect to the mandatory prepayment of $50,200 of such loans in conjunction with the IPO (see Note 6). A portion of the revolving credit facility not in excess of 80% of the amount thereof may be used for the issuance of letters of credit. Term loans and revolving loans under the amended and restated credit agreement initially bear interest, at the Company’s option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%. Beginning in 2005, such interest rate spreads will be dependent upon the Company’s Consolidated Leverage Ratio, as defined in the amended and restated credit agreement, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans. At June 30, 2004, the Company had no borrowings under the revolving credit facility and outstanding letters of credit in the amount of $27,745. As of July 31, 2004, the Company had commitments under its revolving credit facility totaling $85,000.

The Company’s amended and restated credit agreement contains certain restrictive covenants, including minimum levels of net worth, interest coverage, fixed charge coverage and leverage ratios, among other restrictions. As of June 30, 2004, the Company was in compliance with all terms and conditions of the amended and restated credit agreement.

Concurrent with the closing of the IPO, the Company was required to repay its $30,000 subordinated note with Exelon. Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, the Company recorded a loss on the early extinguishment of this debt in the amount of $5,682 which is reflected in the Company’s results of operations for the three and six months ending June 30, 2004.

6.   Initial Public Offering and Shareholders’ Equity

On May 12, 2004, the Company completed its IPO of 8,500,000 shares of common stock at a price to the public of $13 per share. The net proceeds of the offering to the Company of approximately $100,800, after deducting underwriters’ discounts and estimated offering expenses, were used by the Company as follows:  (1) $50,200 was used to repay a portion of term loans outstanding under our senior credit facility; (2)  $30,000 was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20,600 were retained for general corporate purposes.

At inception, the Board of Directors of InfraSource Incorporated authorized 150,000,000 shares of InfraSource Incorporated’s common stock with a par value of $.0001 per share. Common shares outstanding as of September 23, 2003 were redeemed in connection with the Merger. At inception of the Company, the Board of Directors of the Company authorized 2,500,000 shares of common stock with a par value of $.001 per share. On March 24, 2004, the Board of Directors authorized an approximate 21.7625-to-one stock split and an increase in the authorized common stock from 2,500,000 shares to 120,000,000 shares. Par value of the common stock remained at $.001 per share. The effect of the stock split has been retroactively reflected in the Company’s accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated.

At inception, the Board of Directors of InfraSource Incorporated authorized 20,000,000 shares of InfraSource Incorporated’s preferred stock with a par value of $.0001 per share. On September 23, 2003 in anticipation of the Merger, InfraSource Incorporated issued one share of preferred stock to Exelon for $4,100. In connection with the Merger, on September 24, 2003, Exelon exchanged this share of preferred stock, along with other consideration included in the Merger Agreement including certain indemnifications provided by Exelon and a volume agreement, for a $29,000 subordinated note issued by the Company. At inception of the Company, the Company had no authorized shares of preferred stock. On March 24, 2004, the Board of Directors of the Company authorized an increase in the authorized preferred stock from 0 shares to 12,000,000 shares with a par value of $0.001 per share.

The following table presents Shareholders’ equity activity for the six months ended June 30, 2004:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Total
Balance as of December 31, 2003	19,914,840	$20	$91,480	$14	$1,335	$92,849
Common Stock issued:
Acquisition of Maslonka	4,330,820	4	50,667			50,671
Company management	37,367		437			437
Principal shareholders	5,894,583	6	27,079			27,085
Initial public offering	8,500,000	9	100,827			100,836
Fair market value adjustments on derivatives, net of tax				399		399
Net loss					(955)	(955)
Balance as of June 30, 2004	38,677,610	$39	$270,490	$413	$380	$271,322

In connection with the funding of the acquisition of Maslonka in January 2004, the Company offered to sell 5,931,950 shares of common stock to all of the then-existing shareholders at a price of $4.60 per common share. Shares issued pursuant to this offer are reflected in the table above under the captions Company management and Principal Stockholders. As a result of the issuance of these shares to Company management,  the Company recorded pre-tax compensation expense of $265 representing the difference between the fair value and the purchase price on the date of sale, which amount is reflected in selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2004.

During the three months ended March 31, 2004, certain members of the Company’s management and Board of Directors consummated early exercises of unvested stock option awards representing a total of 489,547 shares of common stock. Pursuant to the terms of the related stock option agreements, the Company has the option to repurchase these shares prior to the date they vest at the original strike price of the option grant. In accordance with the provisions of Emerging Issues Task Force No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” these shares are not considered outstanding for accounting purposes and are not included in the calculation of basic earnings per share until shares issued pursuant to these option grants vest. Until such shares vest in accordance with the terms of the option grant, the net proceeds from the early exercise of these option grants, which totaled $2,251 at June 30, 2004, are included in other long-term liabilities in the condensed consolidated balance sheet.

7.   Computation of Per Share Earnings

The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation. Common shares used in the Predecessor earnings per share computation represent shares of InfraSource Incorporated outstanding during the periods March 22 to June 20, 2003 and January 1, 2003 to June 20, 2003. Such shares outstanding as of September 23, 2003 were redeemed in conjunction with the Merger.

	For the Period March 22 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended June 30, 2004	For the Period January 1 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Six Months Ended June 30, 2004
Income (loss) from continuing operations (numerator)	$3,253	$(1,954)	$4,256	$(884)
Loss from discontinued operations	(4,846)	(72)	(5,547)	(71)
Net loss	$(1,593)	$(2,026)	$(1,291)	$(955)
Weighted average basic and diluted common shares outstanding (denominator)	47,877,000	34,755,000	47,890,000	31,453,000

For each of the Predecessor periods presented above there were 1,042,200 shares under option grants excluded from the calculations of diluted earnings per share as the effect of these options would have been anti-dilutive.

For the three-and-six months ended June 30, 2004, 1,067,000 and 1,041,000 shares under option grants were excluded from the calculations of diluted earnings per share as the effect of these options would have been anti-dilutive.

8.   Stock-Based Compensation

The Company has a stock-based employee compensation plan and, prior to the Merger, the Predecessor had a stock-based employee compensation plan. In anticipation of the Merger, as of September 18, 2003, all of the Predecessor’s outstanding common stock options were canceled for nominal consideration. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company and the Predecessor account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Under APB 25, the Company recognizes no compensation expense related to employee stock options unless options are granted at a price below the market price on the day of the grant.

Had the Company and the Predecessor applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net loss and basic and diluted loss per share would have been as follows:

	For the Period March 22 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended June 30, 2004	For the Period January 1 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Six Months Ended June 30, 2004
Net loss, as reported	$(1,593)	$(2,026)	$(1,291)	$(955)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117)	(171)	(235)	(386)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	—	18	—	178
Pro forma loss	$(1,710)	$(2,179)	$(1,526)	$(1,163)
Basic and diluted loss per share:
Basic loss per share—as reported	$(0.03)	$(0.06)	$(0.03)	$(0.03)
Basic loss per share—pro forma	(0.04)	(0.06)	(0.03)	(0.04)
Diluted loss per share—as reported	(0.03)	(0.06)	(0.03)	(0.03)
Diluted loss per share—pro forma	(0.04)	(0.06)	(0.03)	(0.04)

9.   Concentration of Credit Risk

We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for approximately 53% and 54% of our consolidated revenues for the three and six months ended June 30, 2004, respectively. Our top ten customers accounted for approximately 45% and 48% of our consolidated revenues for the Predecessor periods March 22 to June 20, 2003 and January 1 to June 20, 2003, respectively. Our top two customers in 2004, Exelon and Western Area Power Administration (“WAPA”), accounted for approximately 20% and 13% of our consolidated revenues for the three months ended June 30, 2004, and 20% and 17% for the six months ended June 30, 2004, respectively. For the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003, the only customer that provided more than 10% of our consolidated revenues, Exelon, represented approximately 13% of consolidated revenues in each period.

At June 30, 2004, accounts receivable due from Exelon and WAPA totaled $23,858 and $11,538, or 28% and 14%, respectively, of our total accounts receivable balance outstanding. At December 31, 2003, accounts receivable due from Exelon totaled $14,617, or approximately 16% of total accounts receivable, and additionally one other customer represented $9,563 or 11% of accounts receivable.

10.   Comprehensive Loss

The following table presents the components of comprehensive loss for the periods presented:

	For the Period March 22 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended June 30, 2004	For the Period January 1 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Six Months Ended June 30, 2004
Net loss	$(1,593)	$(2,026)	$(1,291)	$(955)
Other comprehensive (loss) income	—	835	(75)	399
Comprehensive loss	$(1,593)	$(1,191)	$(1,366)	$(556)

During the period January 1, 2003 to June 20, 2003, the Predecessor recognized other comprehensive loss of $75 associated with a foreign currency translation adjustment recorded prior to 2001, due to non-recoverability from foreign operations. Other comprehensive income during the three and six months ended June 30, 2004 comprises changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income.

11.   Related Party Transactions

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties’ discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $355 and $899 for these services for the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003, respectively. Pursuant to the Merger, this Services Agreement was terminated.

The InfraSource Group has several service contracts with Exelon and performs work of various services including utility construction and maintenance, telecommunications and infrastructure services on an outsourced basis to business and residential customers. Certain operating assets and liabilities of the Non-Acquired Group, including certain operating agreements (the “Operating Agreements”) with Exelon, were transferred to the InfraSource Group as of January 1, 2003, with operating results related to the operating agreements reflected in the accompanying consolidated statement of operations beginning with the date of transfer. Under the Operating Agreements, the Company performs infrastructure services on an outsourced basis to business and residential customers. Each operating agreement has an annual term ending on December 31 which automatically renews each year unless formally terminated by Exelon. The services are earned from Exelon at a rate that is intended to approximate market value. Revenues charged to Exelon under these contracts for the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003 were $7,509 and $14,106, respectively. These Operating Agreements remained in place following the Merger. On January 29, 2004, Exelon relinquished its sole seat on the Company’s Board of Directors and ceased to be a related party at that time. Revenues from Exelon for the period January 1 through January 29, 2004 (the date it ceased to be a related party) were $7,569.

In addition to the Operating Agreements, revenues for the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003 related to contracts with Exelon were $10,490 and

$17,572, respectively. Accounts receivable related to all revenues due from Exelon were $14,617 at December 31, 2003.

In March 2004, after receiving approval from the required parties, the Company distributed $7,218 of property and equipment that pursuant to the original terms of a purchase agreement with Blair Park Services, Inc. (“Blair Park”), an infrastructure services business acquired in 2001, were owed to three officers of Blair Park. The corresponding liability related to these assets is reflected in other liabilities—related parties in the December 31, 2003 condensed consolidated balance sheet.

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

We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka, one of our shareholders. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we will incur total annual lease payments of $168.

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

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3,785, including $3,190 in punitive damages. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004. Pursuant to the appellate court’s May 28, 2004 Notice of Docketing, we filed a brief supporting our appeal on June 17, 2004. All briefings were completed on July 22, 2004, with oral arguments scheduled for October 13, 2004.

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

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, or our cash flows, or on our financial condition.

13.   Discontinued Operations

Subsidiaries of the Predecessor not acquired in the Merger are reflected as discontinued operations in the accompanying Predecessor’s statements of operations and cash flows. During 2003, subsequent to the Merger, the Company committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position, results of operations and cash flows of OSP are reflected as discontinued operations in the Company’s accompanying financial statements for the three and six month periods ended June 30, 2004 but are not included in discontinued operations for the Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003.

On August 3, 2004, the Company entered into an asset purchase agreement to sell the assets of RJE Telecom, Inc. (“RJE”), a wholly owned subsidiary of OSP, for $6.5 million. RJE holds substantially all the operating assets of OSP.

The following table presents the balance sheet and statement of operations information for the previously mentioned discontinued operations:

Balance sheet information:

	December 31, 2003	June 30, 2004
Contract receivables, net	$2,656	$3,745
Property and equipment, net	355	355
Other, net	1,646	132
Total assets	$4,657	$4,232
Accounts payable and other liabilities	$—	$521
Total liabilities	—	521
Net assets	$4,657	$3,711

Income statement information:

	For the Period March 22 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended June 30, 2004	For the Period January 1 to June 20, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Six Months Ended June 30, 2004
Contract revenues	$47,710	$7,267	$105,977	$12,329
Pre-tax loss	$(7,532)	$(127)	$(8,705)	$(125)

14.   Subsequent Events

EnStructure Acquisition

On July 30, 2004, the Company entered into an asset purchase agreement with SEMCO ENERGY, Inc. to acquire substantially all of the assets and certain liabilities of EnStructure, SEMCO ENERGY’s construction services business, for a cash purchase price of $20.8 million, subject to certain purchase price adjustments. EnStructure, headquartered in Michigan, provides construction services within the utilities and oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States. In 2003, EnStructure had annual revenues of approximately $75 million. This acquisition is expected to close during the third quarter of 2004, and the Company expects to fund the acquisition with available cash and, if necessary, additional borrowings under its senior credit facility.

Utili-Trax Acquisition

On August 4, 2004, the Company entered into an asset purchase agreement with Connexus Energy to acquire its construction business, Utili-Trax, for a cash purchase price of $5.3 million, subject to certain purchase price adjustments. Utili-Trax, headquartered in Minnesota, provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest. In 2003, Utili-Trax had annual revenues of approximately $10 million. This acquisition is expected to close during the third quarter of 2004, and the Company expects to fund the acquisition with available cash and, if necessary, additional borrowings under its senior credit facility.

Disposition of RJE

On August 3, 2004, the Company entered into an asset purchase agreement to sell the assets of RJE for a cash purchase price of approximately $6.5 million, subject to certain purchase price adjustments. RJE is a wholly owned subsidiary of OSP Consultants, Inc., which is reflected in the accompanying financial statements as discontinued operations as of December 2003. This transaction is expected to close during the third quarter of 2004.

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

The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to those described below under “Risks Relating to Our Business and Industry” and other risks outlined in our periodic filings with the Securities and Exchange Commission.

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

General

We operate in one reportable segment and we are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. Our broad range of services includes the design, engineering, procurement, construction, testing, maintenance, and leasing of utility infrastructure. Our customers primarily include electric power utilities, natural gas utilities, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Each of these services is provided by various Company subsidiaries, which provide management with monthly financial statements. All of our subsidiaries have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production methods, and distribution methods. During the three months ended June 30, 2004, we had revenues of $148.2 million of which we estimate 56% was attributable to electric power customers, 29% to natural gas customers, 9% was attributable to telecommunications customers, and 6% for ancillary services. Our top ten customers accounted for approximately 54% of our consolidated revenues for the six months ended June 30, 2004 while our top two customers,  Exelon and Western Area Power Administration, accounted for 20% and 17%, respectively, of such consolidated revenues.

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

•       The deregulation of the electric utility industry in the 1990s created opportunities for independent power producers, or IPPs, which constructed or acquired substantial generating capacity resulting in an increased demand for our services, particularly in providing “turnkey” substations, switching yards and interconnections. In these projects, we would typically engineer, procure materials for, and construct the entire project. These turnkey projects have a substantial impact on our revenues because, when we procure materials for our customers in addition to providing services, the value of those materials results in higher revenues than in a services-only contract. As a number of large IPPs have been under significant financial stress, IPP spending declined significantly in 2003, with a substantially reduced contribution to our 2003 financial performance. This trend has continued into the first half of 2004 although we are experiencing a recent increase in bidding activity and awards.

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

In addition to industry trends described above, during 2002 we completed a review of our existing natural gas distribution contracts. As a result of this review, we exited or renegotiated a number of underperforming contracts. This strategy reduced our natural gas revenues during 2002 and 2003. Additionally, the effects of extreme adverse weather and losses on certain contracts completed in 2003 contributed to lower gross margins in the first half of the year. As has been common in our industry, we also experienced increases in workers’ compensation and insurance expenses in recent years.

Acquisitions and Dispositions

Maslonka Acquisition

On January 27, 2004, we acquired Maslonka & Associates, Inc. The total consideration for the Maslonka acquisition was $77.5 million, consisting of $38.3 million in cash and 4,330,820 shares of our common stock, which are both subject to a final working capital adjustment and a holdback provision, and the assumption of certain liabilities. Please refer to Note 3 to our condensed consolidated financial statements for additional information regarding the breakdown of the total consideration. We accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under purchase accounting, the value of the shares of common stock issued to the Maslonka stockholders was determined to be $50.7 million. Under the terms of the holdback provision, we withheld $6.6 million in cash payable at closing and 957,549 shares of our common stock issued to the sellers from the consideration payable at closing. We will be able to retain amounts from the holdback to satisfy any indemnification obligations to us. In addition, if Maslonka fails to achieve specified financial targets, we will be entitled to retain a portion of the holdback amount. We expect that the holdback amount, less any amounts retained by us, will be released to the sellers in part in 2005 and the remainder in 2006. Additionally, at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. We are required to reimburse these stockholders an aggregate of approximately $5.0 million within six months after the closing date. After giving effect to the holdback and the reimbursement for the time deposit account, the amount paid at closing was $26.7 million in cash and 3,373,271 shares of our common stock. The results of operations of Maslonka are included in the condensed consolidated results of operations from the date of acquisition.

We financed the cash portion of the Maslonka acquisition consideration with available cash and the issuance of an aggregate 5,931,950 shares of our common stock to our principal stockholders and certain of our executive officers for cash of approximately $27.5 million.

EnStructure Acquisition

On July 30, 2004, we entered into an asset purchase agreement with SEMCO ENERGY, Inc. to acquire substantially all of the assets and certain liabilities of EnStructure, SEMCO ENERGY’s construction services business, for a cash purchase price of $20.8 million, subject to certain purchase price adjustments. EnStructure, headquartered in Michigan, provides construction services within the utilities and oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States. In 2003, EnStructure had annual revenues of approximately $75 million. This acquisition is expected to close during the third quarter of 2004, and we expect to fund the acquisition with available cash and, if necessary, additional borrowings under our senior credit facility.

Utili-Trax Acquisition

On August 4, 2004, we entered into an asset purchase agreement with Connexus Energy to acquire its construction business, Utili-Trax, for a cash purchase price of $5.3 million, subject to certain purchase price adjustments. Utili-Trax, headquartered in Minnesota, provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest. In 2003, Utili-Trax had annual revenues of approximately $10 million. This acquisition is expected to close during the third quarter of 2004, and we expect to fund the acquisition with available cash and,  if necessary, additional borrowings under our senior credit facility.

Disposition of RJE

On August 3, 2004, we entered into an asset purchase agreement to sell the assets of RJE for a cash purchase price of approximately $6.5 million, subject to certain purchase price adjustments. RJE is a wholly owned subsidiary of OSP Consultants, Inc., which is reflected in the accompanying financial statements as discontinued operations as of December 2003. This transaction is expected to close during the third quarter of 2004.

Initial Public Offering

On May 12, 2004, we completed our IPO of 8,500,000 shares of common stock at a price to the public of $13 per share. The net proceeds of the offering to us of approximately $100.8 million, after deducting underwriters’ discounts and estimated offering expenses, were used by us as follows:  (1) $50.2 million was used to repay a portion of term loans outstanding under our senior credit facility; (2)  $30 million was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20.6 million were retained for general corporate purposes. Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, the Company recorded a loss on the early extinguishment of this debt in the amount of $5.7 million which is reflected in the Company’s results of operations for the three and six months ended June 30, 2004.

Results of Operations

The following analysis compares our results of operations for (1) the three months ended June 30, 2004 (“2004 three-month period”) with the Predecessor’s historical results of operations for the period March 22, 2003 to June 20, 2003 as adjusted to reflect the pro forma effects of the Merger (“Predecessor pro forma 2003 three-month period”);  (2) the six months ended June 30, 2004 (“2004 six-month period”) with the Predecessor’s historical results of operations for the period January 1, 2003 to June 20, 2003 as adjusted to reflect the pro forma effects of the Merger (“Predecessor pro forma 2003 six-month period”). The following analysis also includes a comparison of the results of our operations for the three and six months ended June 30, 2004 with the Predecessor’s actual results for the periods March 22, 2003 to June 20, 2003 (“Predecessor 2003 three-month period”) and January 1, 2003 to June 20, 2003 (“Predecessor 2003 six-month period”).

The principal adjustments associated with the Predecessor pro forma 2003 three- and six-month periods include (1) the elimination of Merger-related costs and expenses; (2) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (3) additional amortization of intangible assets resulting from the Merger; and (4) related income tax effects of the previously mentioned adjustments.

The comparisons of the Company’s 2004 three- and six-month results, as applicable, with the Predecessor’s 2003 actual and pro forma results, as applicable, is affected by (1) the Maslonka acquisition on January 27, 2004 and (2) the additional ten days included in the 2004 six-month period resulting from the change in quarter end. As disclosed in Note 1 to the condensed consolidated financial statements, the 2004 six-month period reflects results from January 1, 2004 to June 30, 2004. The corresponding 2003 Predecessor period reflects the Predecessor’s results for the period January 1, 2003 to June 20, 2003. Although the change in quarter end would not have had a material effect on the Predecessor’s actual or pro forma 2003 six-month period results, it does affect the comparison of the 2004 six-month results with the Predecessor’s actual and pro forma 2003 six-month results.

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

2004 Three-Month Period Compared to the Predecessor Pro Forma 2003 Three-Month Period.

(Thousands of dollars)	Predecessor Pro Forma Three Months Ended June 20, 2003 (a)	% of Revenue	Three Months Ended June 30, 2004	% of Revenue
Revenues	$136,945	100.0%	$148,227	100.0%
Gross profit	20,472	14.9%	24,557	16.6%
Selling, general and administrative expenses	11,498	8.4%	15,694	10.6%
Provision (recoveries) of uncollectible accounts	43	0.0%	(464)	-0.3%
Amortization of intangible assets	500	0.4%	4,022	2.7%
Income from operations	8,431	6.2%	5,305	3.6%
Interest income	487	0.4%	66	0.0%
Interest expense and amortization of debt discount	(3,113)	-2.3%	(2,829)	-1.9%
Loss on early extinguishment of debt	—	0.0%	(5,682)	-3.8%
Other expense	(193)	-0.1%	(228)	-0.2%
Income (loss) before income taxes	5,612	4.1%	(3,368)	-2.3%
Income tax expense (benefit)	2,331	1.7%	(1,414)	-1.0%
Income (loss) from continuing operations	$3,281	2.4%	$(1,954)	-1.3%

(a)    Pro forma for the effects of the Merger which amounts exclude merger-related costs  of $1.8 million.

Revenues:  Revenues increased $11.3 million, or 8%, to $148.2 million for the 2004 three-month period compared to the Predecessor pro forma 2003 three-month period due primarily to a $24.2 million increase in aerial electric transmission revenues, including the work performed by Maslonka which was acquired on January 27, 2004, and increases of $5.9 million from underground natural gas work and $2.0 million from telecommunications related work. The 2004 three-month period included $2.7 million of revenues from Utility Locating and Mapping Services, Inc. (“ULMS”) which was acquired in December, 2003. Partially offsetting these increases in revenues were declines in revenues of $15.1 million from other electric work, primarily from independent power producers, and $4.9 million from underground electric transmission work. Absent in the 2004 three-month period are revenues from OSP as compared to revenues of $6.0 million in the Predecessor pro forma 2003 three-month period. Revenues of OSP, primarily consisting of revenues from telecommunications work, were included in continuing operations of the Predecessor during 2003; however, as a result of the Company’s late-2003 decision to sell OSP, the results of OSP in the 2004 three-month period are included in discontinued operations. As of June 30, 2004, our revenue backlog was $871 million, 10% higher than our backlog of $790 million as of March 31, 2004 and 36% higher than our backlog of $640 million as of June 30, 2003.

Gross profit: Gross profit increased $4.1 million, or 20%, to $24.6 million in the 2004 three-month period compared to the Predecessor pro forma 2003 three-month period due primarily to an increase in gross profit of $5.7 million from aerial electric transmission work including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications businesses. These increases in gross profit were partially offset by declines in other electric power and underground electric transmission gross margins, and the absense of gross margins from OSP, which is reflected in discontinued operations for the six month period ended June 30, 2004.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased in the 2004 three-month period compared to the Predecessor pro forma 2003 three-month period $4.2 million, or 37%, to $15.7 million. This increase is primarily due to an additional $1.8 million in incremental expenses as a result of our acquisitions of Maslonka and ULMS, $0.8 million of expenses associated with the IPO which closed on May 12, 2004, and increases in salaries and related personnel costs, recruiting, and professional fees. These increases were offset, in part, by a reduction of $0.8 million of expenses related to OSP which is included in discontinued operations in 2004.

Provision (recoveries) of uncollectible accounts: During the 2004 three-month period, the Company recorded recoveries of $0.5 million related to settlements with customers whose balances had previously been provided for with an allowance.

Amortization of intangible assets: Amortization of intangible assets increased $3.5 million to $4.0 million in the 2004 three-month period compared to the Predecessor pro-forma three-month period due to amortization of the intangible assets acquired in the Maslonka acquisition partially offset by lower amortization of intangible assets related to the Merger.

Interest expense and amortization of debt discount: We incurred $2.8 million of interest expense in the 2004 three-month period, a decrease of $0.3 million from the Predecessor pro forma 2003 three-month period principally reflecting lower interest expense due to the early extinguishment of the note payable to Exelon during the quarter.

Loss on early extinguishment of debt:  During the 2004 three-month period, the company recorded a charge of $5.7 million related to the early extinguishment of the note payable to Exelon.

2004 Three-Month Period Compared to the Predecessor 2003 Three-Month Period

Revenues:  Revenues increased $11.3 million, or 8%, to $148.2 million for the 2004 three-month period compared to the Predecessor 2003 three-month period due primarily to a $24.2 million increase in aerial electric transmission revenues, including the work performed by Maslonka which was acquired on January 27, 2004, and increases of $5.9 million from underground natural gas work and $2.0 million from telecommunications related work. The 2004 three-month period included $2.7 million of revenues from ULMS which was acquired in December, 2003. Partially offsetting these increases in revenues were declines in revenues of $15.1 million from other electric work, primarily from independent power producers, and $4.9 million from underground electric transmission work. Absent in the 2004 three-month period are revenues from OSP as compared to revenues of $6.0 million in the Predecessor 2003 three-month period. Revenues of OSP, primarily consisting of revenues from telecommunications work, were included in continuing operations of the Predecessor during 2003, however, as a result of the Company’s late-2003 decision to sell OSP, the results of OSP in the 2004 three-month period are included in discontinued operations. As of June 30, 2004, our revenue backlog was $871 million, 10% higher than our backlog of $790 million as of March 31, 2004 and 36% higher than our backlog of $640 million as of June 30, 2003.

Gross profit: Gross profit increased $5.9 million, or 32%, to $24.6 million in the 2004 three-month period as compared to the Predecessor 2003 three-month period due primarily to an increase in gross profit of $5.7 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications businesses (including the impact of lower depreciation expense resulting from changes in estimated lives and bases of certain fixed assets resulting from the merger). These increases in gross profit were partially offset by declines in other electric power and underground electric transmission gross margin.

Selling, general and administrative expenses: Selling, general and administrative expenses increased in the 2004 three-month period compared to the Predecessor 2003 three-month period $4.2 million, or 37%, to $15.7 million. This increase is primarily due to an additional $1.8 million in incremental expenses as a result of our acquisitions of Maslonka and ULMS, $0.8 million of expenses associated with the IPO which closed on May 12, 2004, and increases in salaries and related personnel costs, recruiting, and professional fees. These increases were offset, in part, by a reduction of $0.8 million of expenses related to OSP which is included in discontinued operations in 2004 and the absense of gross margins from OSP, which is reflected in discontinued operations for the six month period ended June 30, 2004.

Provision (recoveries) of uncollectible accounts: During the 2004 three-month period, the Company recorded recoveries of $0.5 million related to settlements with customers whose balances had previously been provided for with an allowance.

Amortization of intangible assets: Amortization of intangible assets was $4.0 million in the 2004 three-month period compared with no such amortization expense in the Predecessor 2003 three-month period as a result of the amortization of intangible assets acquired in the Maslonka acquisition and the Merger.

Interest expense and amortization of debt discount: We incurred $2.8 million of interest expense in the 2004 three-month period reflecting interest on debt resulting from the Merger.

Loss on early extinguishment of debt:  During the 2004 three-month period, the company recorded a charge of $5.7 million related to the early extinguishment of the note payable to Exelon.

2004 Six-Month Period Compared to the Predecessor Pro Forma 2003 Six-Month Period.

(Thousands of dollars)	Predecessor Pro Forma Six Months Ended June 20, 2003 (a)	% of Revenue	Six Months Ended June 30, 2004	% of Revenue
Revenues	$247,547	100.0%	$296,848	100.0%
Gross profit	35,734	14.4%	49,834	16.8%
Selling, general and administrative expenses	23,688	9.6%	31,107	10.5%
Provision (recoveries) of uncollectible accounts	43	0.0%	(471)	-0.2%
Amortization of intangible assets	3,100	1.3%	8,569	2.9%
Income (loss) from operations	8,903	3.6%	10,629	3.6%
Interest income	961	0.4%	120	0.0%
Interest expense and amortization of debt discount	(6,079)	-2.5%	(6,200)	-2.1%
Loss on early extinguishment of debt	—	0.0%	(5,682)	-1.9%
Other expense	(130)	-0.1%	(421)	-0.1%
Income (loss) before income taxes	3,655	1.5%	(1,554)	-0.5%
Income tax expense (benefit)	1,499	0.6%	(670)	-0.2%
Income (loss) from continuing operations	$2,156	0.9%	$(884)	-0.3%

(a)    Pro forma for the effects of the Merger which amounts exclude merger-related costs of $1.9 million.

Revenues:  Revenues increased $49.3 million, or 20%, to $296.8 million for the 2004 six-month period compared to the Predecessor pro forma 2003 six-month period due primarily to a $62.1 million increase in aerial electric transmission revenues, including the work performed by Maslonka which was acquired on January 27, 2004, $11.7 million of revenue attributable to the 10 additional days in the 2004 six-month period as compared to the Predecessor pro forma 2003 six-month period, and a $6.3 million increase in revenues from underground natural gas work. The 2004 six-month period includes $4.4 million of revenues from ULMS which was acquired in December of 2003. Partially offsetting these increases were declines in revenues of $15.0 million from other electric work, primarily from independent power producers, and $13.4 million from underground electric transmission work. Absent in the 2004 six-month period are revenues of OSP as compared to revenues of $10.1 million included in the Predecessor pro forma 2003 six-month period. Revenues of OSP, primarily consisting of revenues from telecommunications work, were included in continuing operations of the Predecessor during 2003; however, as a result of the Company’s late-2003 decision to sell OSP, the results of OSP in the 2004 six-month period are included in discontinued operations. As of June 30, 2004, our revenue backlog was $871 million, 10% higher than our backlog of $791 million as of December 31, 2003 and 36% higher than our backlog of $640 million as of June 30, 2003.

Gross profit: Gross profit increased $14.1 million, or 39%, to $49.8 million in the 2004 six-month period compared to the Predecessor pro forma 2003 six-month period due primarily to an increase in gross profit of $16.8 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications businesses and the effect of the ten additional days in the 2004 six-month period. These increases in gross profit were partially offset by declines in other electric power and underground electric transmission gross margins, and the absence of gross margins from OSP, which is reflected in discontinued operations for the six-month period ended June 30, 2004.

Selling, general and administrative expenses: Selling, general and administrative expenses increased in the 2004 six-month period compared to the Predecessor pro forma 2003 six-month period $7.4 million, or 31%, to $31.1 million. This increase is primarily due to $3.3 million in incremental expenses as a result of our acquisitions of Maslonka and ULMS, $2.4 million of expenses associated with the IPO, which closed on May 12, 2004, and increases in salaries and related personnel costs, recruiting, and professional fees.

Provision (recoveries) of uncollectible accounts: During the 2004 six-month period, the Company recorded recoveries of $0.5 million related to settlements with customers whose balances had been provided for with an allowance.

Amortization of intangible assets:  Amortization of intangible assets increased $5.5, or 176%, to $8.6 million in the 2004 six-month period compared to $3.1 million in the Predecessor pro forma 2003 six-month period. This increase is due to amortization of intangible assets acquired in the Maslonka acquisition, partially offset by lower amortization of Merger-related intangible assets in the 2004 six-month period.

Interest expense and amortization of debt discount: We incurred $6.2 million of interest expense in the 2004 six-month period, an increase of $0.1 million from the Predecessor pro forma 2003 six-month period, principally reflecting the effects of the additional ten days in the 2004 six-month period.

Loss on early extinguishment of debt:  During the 2004 six-month period, the company recorded a charge of $5.7 million related to the early extinguishment of the note payable to Exelon.

2004 Six-Month Period Compared to the Predecessor 2003 Six-Month Period.

Revenues increased $49.3 million, or 20%, to $296.8 million for the 2004 six-month period as compared to the Predecessor 2003 six-month period due primarily to a $62.1 million increase in aerial electric transmission revenues including the work performed by Maslonka which was acquired on January 27, 2004; $11.7 million of revenue attributable to the 10 additional days in the 2004 six-month period as compared to the Predecessor 2003 six-month period; and a $6.3 million increase in revenues from underground natural gas work. The 2004 six-month period includes $4.4 million of revenues from ULMS which was acquired in December of 2003. Partially offsetting these increases were declines in revenues of $15.0 million from other electric work, primarily from independent power producers, and $13.4 million from underground electric transmission work. Absent in the 2004 six-month period are revenues of OSP as compared to revenues of $10.1 million included in the Predecessor 2003 six-month period. Revenues of OSP, primarily consisting of revenues from telecommunications work, were included in continuing operations of the predecessor during 2003, however, as a result of the Company’s late-2003 decision to sell OSP, the results of OSP in the 2004 six-month period are included in discontinued operations. As of June 30, 2004, our revenue backlog was $871 million, 10% higher than our backlog of $791 million as of December 31, 2003 and 36% higher than our backlog of $640 million as of June 30, 2003.

Gross profit: Gross profit increased $17.8 million, or 56%, to $49.8 million in the 2004 six-month period compared to the Predecessor 2003 six-month period due primarily to an increase in gross profit of $16.8 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications businesses (including the impact of lower depreciation expense resulting from changes in estimated lives and bases of certain fixed assets resulting from the merger) and the effect of the ten additional days in the 2004 six-month period. These increases in gross profit were partially offset by declines in other electric power and underground electric transmission gross margins, and the absence of gross margins from OSP, which is reflected in discontinued operations for the six-month period ended June 30, 2004.

Selling, general and administrative expenses: Selling, general and administrative expenses increased in the 2004 six-month period compared to the Predecessor 2003 six-month period $7.4 million, or 31%, to $31.1 million. This increase is primarily due to $3.3 million in incremental expenses as a result of our acquisitions of Maslonka and ULMS, $2.5 million of expenses associated with the IPO, which closed on May 12, 2004, and increases in salaries and related personnel costs, recruiting, and professional fees.

Provision (recoveries) of uncollectible accounts: During the 2004 six-month period, the Company recorded recoveries of $0.5 million related to settlements with customers whose balances had been provided for with an allowance.

Amortization of intangible assets:  Amortization of intangible assets was $8.6 million in the 2004 six-month period compared with no such amortization in the Predecessor 2003 six-month period as a result of the amortization of intangible assets acquired in the Maslonka acquisition and the Merger.

Interest expense and amortization of debt discount:  We incurred $6.2 million of interest expense in the 2004 six-month period reflecting interest on debt resulting from the Merger.

Loss on early extinguishment of debt:  During the 2004 six-month period, the Company recorded a charge of $5.7 million related to the early extinguishment of the note payable to Exelon.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $19.3 million, working capital of $105.7 million and long-term debt of $85.3 million principally consisting of term loans under our amended and restated credit agreement. As of June 30, 2004, we had no borrowings under our revolving credit facility and $27.7 million in letters of credit outstanding thereunder, leaving $32.3 million as of that date available for additional borrowings.

On January 22, 2004, we amended our then-existing senior credit facility to permit the acquisition of Maslonka and to obtain additional liquidity and operating flexibility, including expanding our capacity for making capital expenditures. As a result of the amendment, the commitment of the banks under the revolving credit facility was increased by $10 million to $50 million, and the amount available for letters of credit was increased by $10 million to $35 million. Concurrent with the IPO, in order to provide for additional borrowing flexibility and to reduce our borrowing rates to reflect our improved financial position, we entered into an amended and restated credit agreement to, among other things, provide for a revolving credit facility in the original amount of $40 million that could be increased to $85 million and to provide for a term loan facility in the initial amount of $85.3 million, which represented the amount of term loans outstanding under the senior credit facility at May 12, 2004 after giving effect to the mandatory prepayment of $50.2 million of such loans required in connection with the IPO. A portion of the revolving credit facility not in excess of 80% of the amount thereof may be used for issuances of letters of credit. Term loans and revolving loans under the amended and restated credit agreement initially bear interest, at our option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%. Beginning in 2005, such interest rate spreads will be dependent upon our Consolidated Leverage Ratio, as defined in the amended and restated credit agreement, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans. As of August 4, 2004, we had commitments under our revolving credit facility totaling $85.0 million.

The Company’s amended and restated credit agreement contains certain restrictive covenants, including minimum levels of net worth, interest coverage, fixed charge coverage and leverage ratios, among other restrictions. As of June 30, 2004, the Company was in compliance with all terms and conditions of the amended and restated credit agreement.

Our working capital needs are influenced by the seasonality of our business. We experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we convert working capital assets to cash during the winter months.

We expect capital expenditures to range from $9.0 million to $11.0 million during the remainder of 2004, which could vary depending on the expected award and timing of commencement of several large electric power transmission projects. We intend to fund those expenditures primarily from operating cash flow. We have reduced our capital expenditures over the past two years in order to increase the utilization rates of our equipment.

On July 30, 2004, we entered into an asset purchase agreement to acquire substantially all of the assets and certain liabilities of EnStructure for a cash purchase price of $20.8 million, subject to certain purchase price adjustments.  Additionally, on August 4, 2004, we entered into an asset purchase agreement to acquire substantially all of the assets and certain liabilities of Utili-Trax for a cash purchase price of $5.3 million, subject to certain purchase price adjustments. We expect these acquisitions to close during the third quarter of 2004, and to fund these acquisitions with available cash and, if necessary, additional borrowings under our senior credit facility.

On August 3, 2004, we entered into an asset purchase agreement to sell the assets of RJE for a cash purchase price of $6.5 million, subject to certain purchase price adjustments. We expect this transaction to close during the third quarter of 2004, and expect to use the proceeds for working capital.

We anticipate that our cash flow from operations, cash on hand (including the remaining net proceeds from our IPO), and our amended and restated credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment over the next twelve to eighteen months. However, deterioration in the markets we serve, material changes in our customers’ revenues or cash flows or adverse weather conditions could negatively impact our revenues and cash flows. These factors, coupled with restrictive covenants under our amended and restated credit agreement, may negatively impact our ability to meet these needs.

Cash from operating activities from continuing operations.    During the 2004 six-month period, net cash used by operating activities from continuing operations was $8.3 million compared to net cash provided by operating activities from continuing operations of $13.2 million for the Predecessor 2003 six-month period. The principal sources of operating cash during the 2004 six-month period were payments received from customers for contract services performed. The principal uses of operating cash during the 2004 six-month period were payments for labor and materials related to performance of services and selling, general and administrative expenses. Changes in operating assets and liabilities during the 2004 six-month period used $25.1 million of operating cash flow from continuing operations compared with $4.5 million in the Predecessor 2003 six-month period. The greater use of cash from changes in operating assets and liabilities from continuing operations for the 2004 six-month period is primarily due to a $17.3 million use in other current and accrued liabilities for payments of income taxes and employee bonus and severance payments as compared to the Predecessor 2003 six-month period use of $4.4 million, and a reduction in the Predecessor 2003 six-month period in due from affiliates as a result of payments received in the prior year of $9.3 million. The use of cash from changes in operating assets and liabilities from continuing operations is offset, in part, by a net decrease in contract receivables, net, contract receivables due from related parties, net and costs and estimated earnings in excess of billings, net of $3.0 million in the 2004 six-month period compared to the Predecessor 2003 six-month period.

Cash from investing activities from continuing operations.    During the 2004 six-month period, net cash used by investing activities from continuing operations was $30.2 million compared to cash used by investing activities from continuing operations of $7.6 million for the Predecessor 2003 six-month period. The primary uses of cash for the 2004 six-month period were cash payments at closing for the acquisition of Maslonka, net of cash acquired, of $20.1 million, and purchases of equipment of $12.1, offset in part, by $2.0 million in cash proceeds from the sale of equipment. The principal use of cash during the Predecessor 2003 six-month period consisted of purchases of equipment of $9.5 million, offset in part by $1.9 million in cash proceeds from sales of equipment.

Cash from financing activities from continuing operations.    During the 2004 six-month period, net cash provided by financing activities from continuing operations was $45.7 million compared to net cash used in financing activities from continuing operations of $0.5 million for the Predecessor 2003 six-month period. The primary sources of cash from financing activities for the 2004 six-month period were $130.3 million consisting of $29.5 million of proceeds from the issuance of the Company’s common stock to the Principal Shareholders and certain members of management in conjunction with the acquisition of Maslonka and $100.8 million of net cash from our initial public offering which occurred on May 12, 2004. The proceeds from the issuance of the Company’s common stock were used to repay $50.2 million of the Company’s term loan, $30 million to repay the principal amount outstanding of our subordinated note with Exelon and the remaining $20.6 million retained for general corporate purposes. The prior year use of $.5 million consisted primarily of purchases of treasury stock.

Contractual Obligations and Other Commitments

The following table represents contractual obligations and other commitments as of June 30, 2004.

(Thousands)	Payments due by Period
Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	Total
Senior credit facility	$427	$853	$853	$853	$853	$81,258	$85,097
Long-term debt-related party	—	—	1,000	—	—	—	1,000
Bank notes	17	61	—	—	—	—	78
Other	81						81
Total	$525	$914	$1,853	$853	$853	$81,258	$86,256

(Thousands)	Payments due by Period
Other Contractual Obligations(1)	2004	2005	2006	2007	2008	Thereafter	Total
Other long-term liabilities:
Contingent earnout	$—	$—	$2,662	$—	$—	$—	$2,662
Non-vested options exercised		562	563	562	563		2,250
Other		305					305
Total	$—	$867	$3,225	$562	$563	$—	$5,217

(1)   Trade accounts payable are not included in Contractual Obligations.

(Thousands)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$3,083	$2,467	$1,751	$866	$417	$953	$9,537

As of June 30, 2004, future cash requirements for interest payments on our senior credit facility are as follows:

Period	In Thousands
2004	$2,196
2005	4,358
2006	4,320
2007	4,276
2008	4,232
2009	4,188
2010	3,113

In accordance with the holdback provisions of the acquisition agreement to acquire Maslonka, we are holding back purchase price consideration in the amount of $6,600,000 from certain of  Maslonka’s former shareholders. Of this amount, $5,500 is contingent upon Maslonka’s achievement of certain performance targets as well as the satisfaction of any indemnification obligations owed to us, which may also be set-off against all other portions of the holdback. We expect that the holdback amount, less any amounts retained by us, will be released to the sellers in part in 2005 and the remainder in 2006.

Related Party Transactions

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties’ discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $355,000 and $899,000 for these services for the Predecessor 2003 three- and six-month periods, respectively. Pursuant to the Merger, this Services Agreement was terminated.

The InfraSource Group has several service contracts with Exelon and performs work for various services including utility construction and maintenance, telecommunications and infrastructure services on an outsourced basis to business and residential customers. Certain operating assets and liabilities of the Non-Acquired Group, including certain operating agreements (the “Operating Agreements”) with Exelon, were transferred to the InfraSource Group as of January 1, 2003, with operating results related to the operating agreements reflected in the accompanying consolidated statement of operations beginning with the date of transfer. Under the Operating Agreements, the Company performs infrastructure services on an outsourced basis to business and residential customers. Each operating agreement has an annual term ending on December 31 which automatically renews each year unless formally terminated by Exelon. The services are charged to Exelon at a rate that is intended to approximate market value. Revenues charged to Exelon under these contracts for the Predecessor 2003 three- and six-month periods were $7.5 million and $14.1 million, respectively. These Operating Agreements remained in place following the Merger. On January 29, 2004, Exelon relinquished its sole seat on the Company’s Board of Directors and ceased to be a related party at that time. Revenues from Exelon for the period January 1 through January 29, 2004 (the date it ceased to be a related party) were $7.6 million.

In addition to the Operating Agreements, revenues for the Predecessor 2003 three- and six-month periods related to contracts with Exelon were $10.5 and $17.6, respectively. Accounts receivable related to all revenues due from Exelon were $14.6 million at December 31, 2003.

In March 2004, after receiving approval from the required parties, the Company distributed $7.2 million of property and equipment that pursuant to the original terms of a purchase agreement with Blair Park Services, Inc. (“Blair Park”), an infrastructure services business acquired in 2001, were owed to three officers of Blair Park. The corresponding liability related to these assets is reflected in other liabilities—related parties in the December 31, 2003 condensed consolidated balance sheet.

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

Maslonka is the issuer of a $1 million installment promissory note in favor of Martin Maslonka. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments of $7,083. The promissory note matures on June 30, 2006.

Recently Issued Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue 03-6 EITF Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, Earnings Per Share. The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The guidance in this Issue was effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS. Management has determined that options to purchase the Company’s stock do not constitute participating securities as defined by this Issue. We have adopted this Issue in the second quarter of 2004. The initial adoption of this Issue had no impact on the Company’s basic and diluted earnings per share for the three months and six months ended June 30, 2004 and Predecessor periods March 22, 2003 to June 20, 2003 and January 1, 2003 to June 20, 2003.

Risks Relating to Our Business and Industry

Demand for our services is cyclical and vulnerable to downturns in the industries we serve, which may result in extended periods of low demand for our services.

The demand for infrastructure services in the industries we serve has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. A number of other factors, including financial conditions in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. For example, we have experienced reductions in our revenues from independent power producers in 2003 and through the first half of 2004, which reflects the significant decline in construction activity and new construction awards for power generation projects. The demand for our services to natural gas distribution customers is affected by the level of new housing construction. In addition, our petrochemical customers’ demand has recently been restrained by the impact of high natural gas prices. We are also dependent on the amount of infrastructure services that our customers outsource. During downturns in the economy, our customers may determine to outsource fewer projects resulting in decreased demand for our services. In addition, the historical trend toward outsourcing of infrastructure services may not continue as we expect. As a result, demand for our services could substantially decline for extended periods, particularly during economic downturns.

The award of new contracts and the timing of these awards may result in unpredictable fluctuations in our cash flow and profitability.

A substantial portion of our revenues is derived from project-based work. It is generally very difficult to predict whether and when we will be awarded contracts for these projects, resulting in unpredictability in our cash flow and profitability. We expect to have a higher percentage of revenues from large-scale projects going forward, further exacerbating the unpredictability of our operating results. For example, Maslonka’s transmission line portion of the Path 15 contract is an approximately $88 million contract that will be performed primarily in 2004. There can be no assurance that we will be awarded contracts for other projects to replace the revenues generated from the Path 15 contract.

In addition, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. In certain circumstances, customers may require us to provide credit enhancements, including surety bonds, letters of credit and, in rare instances, cash collateral, which we may be unable to satisfactorily obtain or provide, placing us at a competitive disadvantage compared to providers with more liquidity. The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we could incur costs that could be substantial without receipt of any corresponding revenues.

We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenues.

Our top ten customers accounted for approximately 48% and 54% of our revenues during 2003 and the six month period ended June 30, 2004, respectively, which includes work performed for those customers as a subcontractor through others. Sales to Exelon accounted for 16.0% of our revenues during 2003. In September 2003, we entered into a volume agreement with Exelon, pursuant to which we are assured a continuing level of business from Exelon through 2006 at approximately the same levels as in 2003, subject to earlier termination under limited circumstances. Revenue under the contract may vary significantly from period-to-period and may be concentrated later in the contract period. We may be unable to sustain our volume of business with Exelon after expiration of the contract.

In May 2003, Maslonka was awarded an approximately $88 million transmission line contract, relating to the Path 15 upgrade project, scheduled to be substantially completed in 2004. We expect that the Western Area Power Authority, which manages the Path 15 project, will be a key customer in 2004. We may not be able to replace this contract after its completion.

The anticipated investment in electric infrastructure may not be as large as expected, which could reduce demand for our services or slow our growth.

Our business strategy is dependent, in part, upon the expected increased investment in the electric power grid, which may not materialize. This expected increase is based, in part, upon prospects for passage of certain Federal energy legislation and incentive-based ratemaking initiatives being considered by FERC. There is considerable uncertainty as to when or whether the United States Congress will pass comprehensive Federal energy legislation as proposed in 2003, or whether it will enact any other form of energy legislation that would improve the prospects for increased investment in energy infrastructure. Even if Federal energy legislation is passed, the provisions may not incentivize increased investments in electric power transmission infrastructure in a manner that will increase demand for our services. In addition, it is uncertain whether FERC will establish incentive-based ratemaking for all interstate transmission under the control of regional transmission operators. Continued uncertainty may result in decreased demand or slower growth in demand for our services.

Seasonal and other variations may cause significant fluctuations in our cash flows and profitability, which may cause the market price of our common stock to fall in certain periods.

Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. Less work is performed by us in the winter months and work is hindered during other inclement weather events. Our profitability often decreases during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. For example, in the first half of 2003, severe cold and wet conditions increased the cost and reduced the profitability of many of our subsurface construction projects. Similar wet conditions were experienced during the second quarter of 2004. In addition, during periods of peak electricity demand, utilities generally are unable to remove their electric power transmission and distribution equipment from service, decreasing the demand for our maintenance services during this period. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.

Our dependence upon fixed-price contracts could result in reduced profitability or losses on projects.

We currently generate, and expect to continue to generate, the majority of our revenues under fixed-price contracts. Under fixed-price contracts, we agree to perform the entire project for a fixed price on an agreed upon schedule. We may be unable to recover any cost overruns to the approved contract price. We have experienced delays and additional costs that we have been unable to recover resulting from severe weather conditions and the required replacement of defective materials from a third party that we installed. As a result, our actual revenue and gross profits for a project may differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending on the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year. We expect that industry trends and our acquisition of Maslonka will result in an increase in the proportion of our fixed-price contracts, as most of Maslonka’s business is on a fixed-price basis.

Our customers often have no obligation to assign work to us and many of our contracts may be terminated on short notice. As a result, we are at risk of losing significant business on short notice.

Certain of our customers assign work to us under master service agreements. Under these arrangements, our customers generally have no obligation to assign work to us. Most of our contracts, including our master service agreements, may be terminated by our customers on short notice, typically 30 to 90 days, sometimes less. Moreover, our reported backlog includes estimated work to be performed under these agreements, and our reported backlog may not be realized as revenues if these contracts are cancelled. In addition, many of our contracts, including our master service agreements, are open to competitive bidding at the expiration of their terms. As a result, we have been displaced on these contracts by competitors from time to time. Our revenues could materially decline if our customers do not assign work to us or if they cancel a significant number of contracts and we cannot replace them with similar projects.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of these schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and these amounts could exceed expected project profit margins. Many of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to two years. We may encounter difficulties in engineering, equipment and supply delivery, schedule changes, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local public opposition against the siting of transmission lines or other facilities, which may include injunctive actions as well as public protests. For example, the construction of the PowerUp Wisconsin transmission line project was delayed for several years due to such factors.

Delays and additional costs may be substantial, and, in some cases we may be required to compensate the project customer for these delays. We may not be able to recover all of these costs. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all.

In addition, our project contracts may require that our customers or other parties provide us with design or engineering information or with equipment or materials to be used on a project. In some cases, we may be provided with deficient design or engineering information or equipment or provided with information or equipment later than required by the project schedule. Our customers may also determine, after commencement of the project, to change various elements of the project. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record a negative adjustment to amounts of revenue and gross profit that were recognized in prior periods under the percentage of completion accounting method. Any such adjustments could be substantial.

Skilled labor shortages and increased labor costs could negatively affect our ability to operate efficiently and implement our growth strategy.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is currently a shortage of linemen capable of working on and supervising the construction of high-voltage lines, and linemen are frequently recruited across geographic regions to satisfy demand. The supply of experienced linemen and supervisors may not be sufficient to meet current or expected demand. Further, we may not be able to allocate or hire sufficient project managers for new electric power transmission projects. As a result, we may not be able to pursue certain projects and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently and support our growth strategy.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

A significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which is generally during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Provisions of our credit facility restrict our business operations and may restrict our access to sufficient funding, including letters of credit, in the future to finance desired growth.

We have an amended and restated credit facility with a group of financial institutions secured by substantially all of our assets. The terms of the amended and restated credit facility contain customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our amended and restated credit facility requires us to achieve certain financial ratios. These restrictions and covenants may limit our ability to respond to changing business and economic conditions and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our amended and restated credit facility also restrict our ability to incur indebtedness, subject to certain exceptions, including domestic intercompany indebtedness, guarantee obligations incurred in the ordinary course of business, up to $20.0 million of secured indebtedness incurred to acquire fixed or capital assets, indebtedness in respect of performance bonds, letters of credit and similar obligations incurred in the ordinary course of business, and up to $20.0 million of additional indebtedness. We also had $32.3million of availability under our secured revolving credit facility as of June 30, 2004 (after giving effect to $27.7 million of outstanding letters of credit at that date).

Our business also frequently requires us to post letters of credit, which reduces availability under our revolving credit facility. If we are required to post letters of credit in excess of the $48 million sublimit to be in effect as of June 30, 2004 under our amended and restated credit facility, we would be required either to increase this sublimit or cash collateralize the letters of credit. We cannot assure you that we would be able to increase the sublimit under our credit facility or that we would have sufficient cash to obtain the required letters of credit.

A breach of our amended and restated credit agreement, including our inability to comply with the required financial ratios, could result in a default under our amended and restated credit facility. In the event of any default under our amended and restated credit facility, the lenders thereunder would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under our credit facility. In the event of a default under any of our secured indebtedness, including our credit facility which is secured by substantially all of our assets, the lenders thereunder could proceed to foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

If we are unsuccessful at integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability could suffer.

One of our business strategies is to pursue highly strategic acquisitions. We have completed several acquisitions and plan to continue to consider strategic acquisitions now and in the future. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. In addition, our operating subsidiaries have generally maintained their own procedures and operating systems, which makes it more difficult for us to evaluate and integrate their systems and controls on a reliable company-wide basis. We have, however, imposed or are imposing specific company-wide requirements on our operating subsidiaries in a number of areas as we continue the process of integrating our acquired businesses, but these requirements may not be effective. We plan to introduce a company-wide internal audit function to replace the Exelon corporate internal audit function and to enhance our controls and procedures, including those necessary for a public company. We may experience difficulties implementing these new company-wide systems. If we fail to implement proper overall business controls, including as required to support our growth, inconsistent operating and financial practices at companies we acquire or have acquired could result.

A significant portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. After the Exelon Transaction, we were required to post letters of credit to support a new surety bond program. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our annual volume of business, including a number of our fixed-price contracts, has required bonds. These percentages may increase depending on our mix of contracts. Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety providers to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

We are subject to the risks associated with being a government contractor.

We are a provider of services to government agencies, primarily the U.S. Department of Energy’s Federal power marketing agencies, such as the Western Area Power Authority and the Bonneville Power Administration, and therefore are exposed to the risks associated with government contracting. For example, a reduction in spending by these government agencies could limit the continued funding of existing contracts with these agencies and could limit our ability to obtain additional contracts, which could result in lower revenues from these customers. The risks of government contracting also include the risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of our performance on high profile sites. In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government contract projects for a significant period of time.

In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates a contract or fails to renew or extend a contract, our backlog or revenue may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. A termination due to our unsatisfactory performance could expose us to liability and adversely affect our ability to compete for future contracts and orders. In cases where we might be a subcontractor, the prime contract under which we would be a subcontractor could be terminated, regardless of the quality of our services as a subcontractor or our relationship with the relevant government agency. Our government customers can also reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our services and associated materials.

Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.

Hazards related to our activities include electrocutions, fires, natural gas explosions, mechanical failure, transportation accidents and damage to equipment we work on. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, including blackouts, and may result in suspension of operations, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures. In addition, for a variety of reasons such as increases in claims, a weak economy, projected significant increases in medical costs and wages, lost compensation, and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. We may not be able to maintain adequate insurance at reasonable rates or meet collateral requirements. Further, regulatory changes implemented by OSHA could impose additional costs on us. Our safety record is an important consideration for our customers. If serious accidents or fatalities occur or our safety record were to deteriorate, we may be ineligible to bid on certain projects and could be terminated from existing projects. In addition, our reputation and our prospects for future projects could be negatively affected. The OSHA Recordable rate of certain of our subsidiaries has historically been higher than the industry average. If we cannot improve on these subsidiaries’ safety records, we may not be able to bid successfully on future projects.

Our unionized workforce could cause interruptions in our provision of services. In addition, we contribute to multiemployer plans that could result in liabilities to us if these plans are terminated or we withdraw.

A significant percentage of our workforce is covered by collective bargaining agreements. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business.

In addition, we contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not have information on the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, or the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans.

If the FCC changes or terminates regulations that provide subsidies for leasing dark fiber, demand for certain of our telecommunications services could decrease substantially. In addition, additional regulation of our telecommunications services could reduce the profitability of those services.

Many of our telecommunications customers are schools that benefit from the Universal Service “E-rate” program, a program set up by the federal government under the oversight of the Federal Communications Commission (“FCC”). To remain eligible for this program in any state, we must maintain our telecommunications authorizations in that state. Under the E-rate program, schools and libraries may receive subsidies for certain approved telecommunications services, Internet access and internal connections. However, the FCC recently sought comment from the industry and the public on whether it should provide funding for dark fiber. The organization that administers the E-rate subsidies issued a statement that, pending an FCC determination regarding the regulatory classification of dark fiber, it may not be eligible for E-rate funding beginning July 1, 2004. If this funding for leasing dark fiber is no longer available, it could result in a decrease in the demand for our telecommunications infrastructure services by certain school district customers.

If funding for leasing dark fiber is no longer available, we may provide lit fiber to these customers. We have taken the position to date that, except for those dark fiber facilities offered by us where such facilities physically cross state lines, our other telecommunications-related services are not subject to regulation by the FCC as interstate telecommunications services. We currently believe that any such lit fiber leasing to school districts would not be subject to FCC regulation. It is possible that the FCC may take the position, as a result of an interpretation of existing regulations and/or a change to such regulations, that some or all of our other telecommunications services are subject to FCC regulation as interstate telecommunications services. In addition, we may expand our service offerings to include activities that are subject to FCC regulation as interstate telecommunications services. To the extent that we are subject to FCC regulation for interstate telecommunications services, we would be required to comply with a number of FCC regulations, including filing or contribution requirements related to the federal universal services fund, which could reduce the profitability of our telecommunications business. We could also be subject to fines if it were determined that any of our activities violated FCC regulations.

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

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004. Pursuant to the appellate court’s May 28, 2004 Notice of Docketing, we filed a brief supporting our appeal on June 17, 2004. All briefings were completed on July 22, 2004, with oral arguments scheduled for October 13, 2004.

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

Item 2.Changes in Securities and Use of Proceeds.

The Securities and Exchange Commission (“SEC”) declared our first registration statement, which we filed on Form S-1 (File No. 333-112375) in connection with the initial public offering of our common stock, effective on May 6, 2004. Under this registration statement, we registered an aggregate offering price of $128.6 million of our common stock, or 9,890,000 shares of common stock, including the shares subject to the underwriters’ over-allotment option. We registered 8,500,000 of these shares on our behalf and 1,390,000 shares on behalf of certain selling stockholders. The selling stockholders sold 100,000 shares of common stock and granted the underwriters an over-allotment option to purchase an additional 1,290,000 shares of common stock, which option was not exercised.

The underwriting syndicate was managed by Lehman Brothers Inc. and Goldman, Sachs & Co. This offering terminated upon the closing of our initial public offering.

The initial public offering was completed on May 12, 2004, at a price to the public of $13.00 per share, with an aggregate offering price of $111.8 million. The sale of shares of common stock by us resulted in gross proceeds to us of $110.5 million, $7.3 million of which we applied to underwriting discounts and commissions and approximately $2.4 million of which we applied to offering expenses. As a result, we received net proceeds of approximately $100.8 million. The net proceeds of the offering were used by us as follows:  (1) $50.2 million was used to repay a portion of term loans outstanding under our senior credit facility; (2)  $30 million was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20.6 million were retained for general corporate purposes.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security Holders.

Prior to the completion of our IPO in May 2004, the following matters were approved by a written consent of a majority of the stockholders of the Company in lieu of annual meeting, dated April 29, 2004:

(1)   Election of the following directors:

David R. Helwig
John R. Marshall
John A. Brayman
Christopher S. Brothers
Michael P. Harmon
Ian A. Schapiro
Richard S. Siudek

(2)   The Company’s 2004 Omnibus Stock Incentive Plan and 2004 Employee Stock Purchase Plan;

(3)   An increase in the number of shares of common stock available for issuance under the Company’s 2003 Omnibus Stock Incentive Plan;

(4)   An amendment and restatement of the Company’s certificate of incorporation, to effectuate an approximate 21.7625-for-one stock split of the then outstanding common stock of the Company, and to increase the total authorized from 120,000,000 shares of common stock to 132,000,000, of which 120,000,000 shares were designated as common stock and 12,000,000 shares were designated as preferred stock; and

(5)   The form of indemnification agreement, providing for an indemnity arrangement between the Company and its executive officers and directors.

Item 5. Other Information.

None.

Item 6.Exhibits and Reports on Form 8-K.

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

(b)   During the quarter ended June 30, 2004, the Company filed on June 2, 2004, a Current Report on Form 8-K, for the purpose of reporting, under Item 12, the Company’s results of operations for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)
Date: August 13, 2004	By:	/s/ Terence R. Montgomery
Terence R. Montgomery
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002