Form 10-Q
period 2004-09-30
INFRASOURCE SERVICES INC
filed 2004-11-15
CIK 1276827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number  001-32164

INFRASOURCE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0523754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 10, 2004, there were 39,167,157 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended September 30, 2004

FORM 10-Q

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Table of Contents

		Page #
Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at December 31, 2003 and September 30, 2004	2

	Condensed Consolidated Statements of Operations for the periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 (predecessor entity—InfraSource Incorporated and Subsidiaries) and the three and nine months ended September 30, 2004	3

Condensed Consolidated Statements of Cash Flows for the period January 1, 2003 to September 23, 2003 (predecessor entity—InfraSource Incorporated and Subsidiaries) and the nine months ended September 30, 2004

		4-5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		49

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,176	$6,697
Contract receivables (less allowances for doubtful accounts of $4,917 and $3,687, respectively)	69,328	98,397
Contract receivables due from related parties	14,617	—
Costs and estimated earnings in excess of billings	33,919	75,090
Inventories	8,473	10,329
Deferred income taxes	685	1,509
Other current assets	4,310	13,834
Due from related parties, net	10,907	—
Current assets—discontinued operations	6,339	2,347
Total current assets	160,754	208,203
Property and equipment (less accumulated depreciation of $5,292 and $22,541, respectively)	116,513	142,508
Property and equipment—related parties	7,218	—
Goodwill	68,877	134,432
Intangible assets (less accumulated amortization of $2,600 and $13,589, respectively)	5,400	5,911
Deferred charges and other assets, net	7,309	9,813
Deferred income taxes	1,058	1,154
Noncurrent assets—discontinued operations	448	482
Total assets	$367,577	$502,503
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,500	$983
Revolving credit facility borrowings	—	4,000
Accounts payable	12,970	27,173
Other current and accrued liabilities	41,932	46,450
Accrued insurance reserves	19,773	23,652
Billings in excess of costs and estimated earnings	8,019	6,359
Deferred revenues	3,393	5,378
Other liabilities—related parties	7,218	—
Current liabilities—discontinued operations	1,043	2,732
Total current liabilities	95,848	116,727
Long-term debt and capital lease obligations	162,086	84,100
Long-term debt—related party	—	1,000
Deferred revenues	12,750	16,778
Other long-term liabilities	3,167	6,989
Non-current liabilities—discontinued operations	877	11
Total liabilities	274,728	225,605
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized—12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized—120,000,000 shares; issued and outstanding—19,914,840 and 38,817,462, respectively)	20	39
Additional paid-in capital	91,695	271,640
Deferred compensation	(215)	(422)
Retained earnings	1,335	5,432
Accumulated other comprehensive income	14	209
Total shareholders’ equity	92,849	276,898
Total liabilities and shareholders’ equity	$367,577	$502,503

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	For the Period June 21 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended September 30, 2004	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Nine Months Ended September 30, 2004
Contract revenues	$112,481	$164,209	$329,150	$456,622
Contract revenues—related parties	22,599	—	53,477	—
Total contract revenues	135,080	164,209	382,627	456,622
Cost of revenues	115,022	138,235	330,322	381,173
Gross profit	20,058	25,974	52,305	75,449
Selling, general and administrative expenses	25,864	16,197	50,062	47,747
Merger related costs	14,311	(334)	16,242	(334)
Provision (recoveries) of uncollectible accounts	193	104	236	(367)
Amortization of intangible assets	—	2,420	—	10,989
Income (loss) from operations	(20,310)	7,587	(14,235)	17,414
Interest income	415	228	1,376	350
Interest expense and amortization of debt discount	(24)	(1,969)	(27)	(8,161)
Loss on early extinguishment of debt	—	—	—	(5,549)
Other income (expense), net	(3,426)	955	(3,556)	1,126
Income (loss) before income taxes	(23,345)	6,801	(16,442)	5,180
Income tax expense (benefit)	(7,886)	2,760	(5,240)	2,072
Income (loss) from continuing operations	(15,459)	4,041	(11,202)	3,108
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $(3,345), $281, $(6,503) and $246, respectively)	(6,769)	418	(12,316)	396
Gain on disposition of discontinued operation (net of income tax provision of $0, $413, $0 and $413, respectively)	—	593	—	593
Net income (loss)	$(22,228)	$5,052	$(23,518)	$4,097
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.33)	$0.10	$(0.24)	$0.09
Income (loss) from discontinued operations	(0.14)	0.01	(0.26)	0.01
Gain on disposition of discontinued operation	—	0.02	—	0.02
Net income (loss)	$(0.47)	$0.13	$(0.50)	$0.12
Weighted average basic common shares outstanding	47,037	38,690	47,585	33,924
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.33)	$0.10	$(0.24)	$0.09
Income (loss) from discontinued operations	(0.14)	0.01	(0.26)	0.01
Gain on disposition of discontinued operation	—	0.02	—	0.02
Net income (loss)	$(0.47)	$0.13	$(0.50)	$0.12
Weighted average diluted common shares outstanding	47,037	39,653	47,585	34,918

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Income (loss) from continuing operations	$(11,202)	$3,108
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation	20,917	17,646
Amortization of intangibles	—	10,989
Deferred income taxes	(7,533)	(7,875)
Gain on sale of discontinued operations	—	(1,006)
Loss on early extinguishment of debt	—	5,549
Other	381	(3,999)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	15,281	(14,263)
Contract receivables due from related parties, net	(2,068)	14,617
Costs and estimated earnings in excess of billings, net	(22,788)	(34,493)
Inventories	(2,591)	(1,856)
Due from affiliates	(9,552)	—
Other current assets	1,520	5,482
Deferred charges and other assets	(216)	2,276
Accounts payable	(3,793)	3,464
Accrued taxes due to related parties	3,847	—
Other current and accrued liabilities	13,230	(9,777)
Accrued insurance reserves	8,026	3,879
Deferred revenue	9,196	3,555
Other long term liabilities	5,179	1,783
Net cash flows provided by (used in) operating activities from continuing operations	17,834	(921)
Net cash flows provided by (used in) operating activities from discontinued operations	(2,484)	1,614
Net cash flows provided by operating activities	15,350	693
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(49,571)
Proceeds from sale of discontinued operations	—	8,616
Proceeds from sales of equipment	3,833	3,299
Additions to property, plant and equipment	(16,374)	(17,485)
Net cash flows used in investing activities from continuing operations	(12,541)	(55,141)
Net cash flows provided by (used in) investing activities from discontinued operations	4,995	(451)
Net cash flows used in investing activities	(7,546)	(55,592)
Cash flows from financing activities:
Increase in revolving credit facility borrowings	—	4,000
Repayments of long-term debt and capital lease obligations	(236)	(84,766)
Purchase of treasury stock	(6,998)	—
Redemption of redeemable stock	(2,954)	—
Proceeds from sale of common stock	—	130,343
Net cash flows (used in) provided by financing activities from continuing operations	(10,188)	49,577
Net cash flows used in financing activities from discontinued operations	(936)	—
Net cash flows (used in) provided by financing activities	(11,124)	49,577
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(3,320)	(5,322)
Cash and cash equivalents transferred to discontinued operations	(1,575)	(157)
Cash and cash equivalents—beginning of period	20,784	12,176
Cash and cash equivalents—end of period	$15,889	$6,697

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Nine Months Ended September 30, 2004
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contribution receivable from Parent	$2,954	$—
Issuance of preferred stock	4,100	—
Distribution of net assets of Non-Acquired Group to Parent	97,199	—
Distribution of property and equipment owed to related party	—	7,218
Loss on early extinguishment of the note payable to Exelon	—	5,549
We acquired all of the voting interests of Maslonka for $77,571 in January, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$41,093
Goodwill	—	59,644
Liability to sellers for taxes and cash holdback	—	(1,704)
Liabilities assumed	—	(23,166)
Equity issued to sellers	—	(50,671)
Cash paid for acquisition, net of cash acquired	—	(25,196)
We acquired substantially all of the assets of Utili-trax for $5,168 in August, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$3,073
Goodwill	—	2,319
Receivable from seller for management agreements	—	290
Liabilities assumed	—	(224)
Cash paid for acquisition, net of cash acquired	—	(5,458)
We acquired substantially all of the assets of certain EnStructure companies for $21,208 in September, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$22,431
Receivable from seller for management agreements	—	535
Liability to sellers for cash holdback	—	(2,000)
Liabilities assumed	—	(1,223)
Cash paid for acquisition, net of cash acquired	—	(19,743)

See accompanying notes to condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

InfraSource Services, Inc. (“InfraSource”), formerly known as Dearborn Holdings Corporation, was organized on May 30, 2003 as a Delaware Corporation. In June 2003, OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships, each acquired fifty shares of the common stock of InfraSource at a nominal purchase price. On September 24, 2003, pursuant to an Agreement and Plan of Merger dated June 17, 2003 (the “Merger”), InfraSource acquired InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group” or “the Predecessor”). Immediately prior to the Merger, certain other subsidiaries of InfraSource Incorporated not acquired by InfraSource in the Merger (the “Non-Acquired Group”) were distributed to InfraSource Incorporated’s parent, Exelon Enterprises Company LLC, a wholly owned subsidiary of Exelon Corporation (“Exelon”). InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our,” except where it is clear from the context that such items mean only InfraSource. For a more detailed description of the Merger, see Note 2 to these financial statements. On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock (see Note 7).

We operate in one reportable segment as a specialty contractor serving the utility transmission and distribution infrastructure in the United States. Our broad range of services include the design, engineering, procurement, construction, testing, maintenance, and leasing of utility infrastructure. Our customers primarily include electric power utilities, natural gas utilities, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Each of these services is provided by our various subsidiaries, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. We operate in multiple service territories throughout the United States and do not have significant assets or operations outside of the United States.

The accompanying unaudited condensed consolidated financial statements reflect our financial position as of September 30, 2004 and December 31, 2003; our results of operations for the three and nine months ended September 30, 2004; and our cash flows for the nine months ended September 30, 2004. They also include the results of operations of the Predecessor for the periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003, and the Predecessor’s cash flows for the period January 1, 2003 to September 23, 2003. We had no operating activity prior to acquiring the InfraSource Group in the Merger. Subsidiaries of the Predecessor not acquired in the Merger are reflected as discontinued operations in the accompanying financial statements of the Predecessor. During 2003, in order to meet the reporting deadlines of Exelon, each of the Predecessor’s first three fiscal quarters ended on March 21, June 20, and September 23, respectively. Beginning in 2004, each of our quarters ended or will end on the last day of March, June, September and December. Accordingly, as a result of the change in quarter end, the nine months ended September 30, 2004 contains seven additional days as compared to the prior-year period January 1, 2003 to September 23, 2003. The additional seven days would not have had a material effect on the Predecessor’s 2003 nine-month period results. We have not adjusted the Predecessor nine-month period results to reflect the effect of the additional seven days because it is impracticable to do so.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(“SEC”). These financial statements include all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. The December 31, 2003 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with our financial statements and related notes included in our Prospectus filed pursuant to Rule 424(b)(1) (SEC File Number 333-112375) and contained in the related registration statement declared effective on May 6, 2004 (the “IPO Prospectus”).

Certain amounts in the accompanying statements have been reclassified for comparative purposes.

2. Merger and Acquisitions

Merger:    On September 24, 2003, we acquired the InfraSource Group pursuant to an Agreement and Plan of Merger dated June 17, 2003. In connection with the Merger, we acquired all of the voting interests of InfraSource Incorporated for a total purchase price consideration of $228.6 million. Pursuant to the Merger, we entered into a new term loan and revolving credit facility providing for a term loan of $140.0 million and a revolving credit facility of up to $40.0 million, with availability for letters of credit of $25.0 million. In addition, we issued a long-term subordinated note payable to Exelon, the former majority owner of InfraSource Incorporated, for $29.0 million. The proceeds of the term loans and the subordinated note, together with the issuance of 19,912,664 shares of our common stock for cash of $91.5 million, were used to finance the redemption of all the then-outstanding shares of InfraSource Incorporated common stock and to fund certain expenses related to the Merger. The value assigned to the common stock resulted from the negotiated transaction for the purchase of the InfraSource Group.

In accordance with the terms of the Merger, the purchase price was subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. We finalized the working capital adjustment, as well as various other purchase price contingencies, in the third quarter of 2004, resulting in a payment to us from Exelon of approximately $7.7 million, including interest of approximately $0.2 million. We had previously included an expected amount due from Exelon of $10.5 million in our purchase price calculation; therefore in the third quarter when we received the settlement payment, we adjusted the receivable and increased goodwill by $3.0 million. During the third quarter of 2004, we also finalized certain allocation estimates and purchase price contingencies, including the valuation of certain specialty equipment acquired, which resulted in certain purchase price allocation adjustments. The aggregate effect of these purchase price allocation adjustments was a decrease to goodwill of approximately $2.2 million. In accordance with the terms of the Merger, we may be entitled to additional contingency payments from Exelon. Any such payments would result in future adjustments to goodwill, which could be material. Intangible assets related to contracted volumes of work have been valued at $8.0 million. Both the goodwill and the intangible assets are deductible for tax purposes over 15 years.

As of September 30, 2004, goodwill related to the Merger is $72.5 million.  In addition to the Merger related purchase accounting adjustments, goodwill also increased in the third quarter of 2004 by $2.3 million for additional contingent purchase price consideration to the former owners of Blair Park

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Services, Inc. and Sunesys, Inc. (collectively “Blair Park”). Blair Park was acquired by the Predecessor in 2001. As of September 30, 2004, the aggregate liability of $5.0 million for contingent purchase price consideration to the former owners of Blair Park is accrued in other long-term liabilities on the condensed consolidated balance sheet. Further modifications to the earn out calculation will result in additional adjustments to goodwill, which could be material. Final settlement of the contingency is required in 2006.

As a result of the Merger, we incurred $8.1 million in related expenses on a pretax basis, including $6.3 million of debt issuance costs, which will be amortized over the lives of the respective debt instruments, and $1.8 million in professional fees and filing costs. For the period January 1 through September 23, 2003, the InfraSource Group incurred $16.2 million of expenses related to the Merger, including $10.5 million of employee retention, severance and incentive costs, and $5.7 million of advisory fees, legal, accounting and other professional costs. The amount of Merger expenses in the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 were $14.3 million and $16.2 million, respectively.

During the third quarter of 2004, we recorded a net credit to merger related expense of $0.3 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods. Expenses related to these retention bonuses and charged to merger related costs are expected to be $0.1 million for the fourth quarter of 2004 and in each of the first three quarters of 2005.

Also in connection with the Merger, we entered into a volume agreement with Exelon, pursuant to which we are assured a continuing level of business from Exelon through 2006, at approximately the same levels as in 2003.

Acquisition of Maslonka:   On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $77.6 million, which included the issuance of 4,330,820 shares of our common stock. The final allocation of the purchase price is subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We expect the working capital adjustment to be finalized during the first quarter of 2005 and expect the holdback amounts, less any amounts retained by us, will be released to the sellers in 2005 and 2006. Any adjustments resulting from the working capital adjustment and holdback adjustments could result in an adjustment to goodwill, which amounts could be material. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. Under the terms of the holdback provisions, we withheld $6.6 million in cash payable at closing and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million is contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. The results of Maslonka are included in our consolidated results beginning January 27, 2004.

Additionally, at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. As required pursuant to the acquisition agreement, we reimbursed the Maslonka stockholders for the $5.0 million in the third quarter of 2004. After giving effect to the holdback and the reimbursement of the time deposit account, the amount paid at closing was $26.7 million in cash and 3,373,271 shares of our common stock. We financed the cash portion of the Maslonka acquisition with cash on hand and the

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

issuance of 5,931,950 shares of our common stock to the Principal Stockholders and certain members of our management for cash of $27.5 million (see Note 7).

The preliminary aggregate purchase price for the Maslonka acquisition is as follows:

(in thousands)
Cash paid to sellers, net of cash acquired	$14,187
Transaction costs	695
Repayment of debt and capital leases	10,314
Equity issued to sellers	50,671
Liability to sellers for prior income taxes paid	604
Liability to sellers for cash holdback for purchase price	1,100
Total purchase price consideration	$77,571

The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed as follows:

(in thousands)
Contract receivables	$6,172
Costs and estimated earnings in excess of billings	6,437
Deferred tax asset	1,542
Other current assets	562
Property, plant & equipment	9,561
Goodwill	59,644
Intangible assets	11,500
Other non-current assets	5,319
Accounts payable and accrued expenses	(15,559)
Long-term debt	(1,000)
Deferred tax liability	(6,607)
Total net assets acquired	$77,571

Intangible assets consisting of construction backlog have been valued at $11.5 million and will be amortized over the life of the related contracts which range from one to two years. The amortization of these intangible assets as well as the goodwill currently estimated at $59.6 million will not be deductible for tax purposes.

Acquisition of Utili-Trax:   On August 18, 2004, we acquired substantially all of the assets and assumed certain liabilities of Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, for a total purchase price consideration of $5.2 million in cash, including transaction costs. The final allocation of the purchase price is subject to a working capital adjustment and valuations of certain property and equipment and intangible assets which we expect to finalize during the fourth quarter of 2004. Any adjustments resulting from the working capital adjustment could result in an adjustment to goodwill which could be material. The results of Utili-Trax are included in our consolidated results beginning August 18, 2004.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed based on their estimated fair value:

(in thousands)
Contract receivables	$469
Work in process	457
Other current assets	88
Property, plant & equipment	2,059
Goodwill	2,319
Accounts payable and accrued expenses	(224)
Total net assets acquired	$5,168

Acquisition of EnStructure:   On September 3, 2004, we acquired substantially all of the assets and assumed certain liabilities of EnStructure Corporation’s (“EnStructure”) operating companies: Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, for total purchase price consideration of $21.2 million in cash, including transaction costs and $2.0 million of cash withheld pursuant to holdback provisions. EnStructure, the construction services business of SEMCO Energy, Inc., provides construction services within the utilities, oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States.  The final allocation of the purchase price is subject to a working capital adjustment, final settlement of the holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement and valuations of certain property and equipment and intangible assets which we expect to finalize during the fourth quarter of 2004. Any adjustments resulting from the working capital adjustments and holdback adjustments could result in an adjustment to purchase accounting, which amounts could be material. The results of EnStructure are included in our consolidated results beginning September 3, 2004

The fair value of the EnStructure net assets exceeded the preliminary purchase price. Therefore, as described in Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, we decreased the eligible assets by the excess amount. The allocation of the preliminary purchase price to the assets acquired and liabilities assumed is as follows:

(in thousands)
Contract receivables	$7,798
Work in process	1,445
Other current assets	301
Machinery & equipment	12,887
Other current liabilities	(1,223)
Total net assets acquired	$21,208

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Pro Forma Financial Information:   The following table provides pro forma unaudited consolidated statements of operations data for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 September 23, 2003 as if the Merger and the acquisitions of Maslonka, Utili-Trax and EnStructure had occurred as of January 1, 2003. It also provides pro forma unaudited consolidated statement of operations data for the three and nine months ended September 30, 2004 as if the acquisitions of Maslonka, Utili-Trax and EnStructure had occurred as of January 1, 2004:

	For the Period		For the Period
	June 21 to		January 1 to
	September 23, 2003		September 23, 2003
	(Predecessor entity -		(Predecessor entity -
	InfraSource	Three Months	InfraSource	Nine Months
	Incorporated and	Ended September 30,	Incorporated and	Ended September 30,
	Subsidiaries) (Note 1)	2004	Subsidiaries) (Note 1)	2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Contract revenues	$171,017	178,803	$464,636	515,855
Net income (loss)	(28,670)	1,071	(38,078)	(29,604)
Weighted average basic and diluted common shares outstanding	47,037	38,690	47,585	34,974
Weighted average diluted common shares outstanding	47,037	39,653	47,585	34,974
Basic net income (loss) per share	$(0.61)	$0.03	$(0.80)	$(0.85)
Diluted net income (loss) per share	(0.61)	0.03	(0.80)	(0.85)

The Predecessor’s historical results of operations for the periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 have been adjusted to reflect the pro forma effects of the Merger. The principal adjustments include (1) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (2) additional amortization of intangibles resulting from the Merger; and (3) related income tax effects of the previously mentioned adjustments. Pro forma results of operations for all periods presented above have been adjusted to reflect Maslonka, Utili-Trax and EnStructure historical operating results prior to their acquisitions, after giving effect to adjustments directly attributable to the transactions that are expected to have a continuing effect. Such adjustments include (1) amortization of intangible assets acquired and recorded in accordance with the provisions of  SFAS No. 141, “Business Combinations,” and related income tax effects; (2) the effects of depreciation expense resulting from changes in lives and book basis of certain fixed assets; (3) the elimination of interest expense resulting from the repayment of Maslonka debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of our common stock to the sellers in the Maslonka acquisition and to the Principal Stockholders and certain members of our management to finance a portion of the purchase price.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pro forma results for the nine-month period ended September 30, 2004 include a charge of $31.3 million for deferred compensation expense, which was recorded in Maslonka’s historical results of operations, and $1.5 million for transaction related expenses related to the acquisition of Maslonka. The pro-forma results for the predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 include Merger related expenses of $14.3 million and $16.2 million, respectively.

The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the 2003 and 2004 acquisitions been made as of January 1, 2003 and 2004, or of results that may occur in the future.

3. Discontinued Operations

Subsidiaries of the Predecessor not acquired in the Merger are reflected as discontinued operations in the accompanying Predecessor’s statements of operations and cash flows.

During 2003, subsequent to the Merger, we committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”). On September 21, 2004, we completed the sale of substantially all of the assets of RJE Telecom, Inc. (“RJE”), a wholly owned subsidiary of OSP, for cash proceeds of $8.4 million, net of transaction costs. Additional proceeds of approximately $0.9 million are expected in the fourth quarter of 2004 based on a working capital adjustment pursuant to the agreement. The sale of the RJE assets resulted in a gain of $0.6 million (net of $0.4 million tax), which is included in gain on disposal of discontinued operations in our condensed consolidated statement of operations. The RJE sale completed our commitment to sell substantially all of the assets of OSP.

In addition, in the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc., (“ULMS”).  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position, results of operations and cash flows of OSP and ULMS are reflected as discontinued operations in our accompanying financial statements for the three and nine month periods ended September 30, 2004. For the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003, OSP is included in continuing operations.  ULMS was held for sale by the Predecessor for the period January 1, 2003 to September 23, 2003; therefore ULMS’s financial position, results of operations and cash flows are included in discontinued operations in the Predecessor’s financial statements.  We acquired ULMS from Exelon in December 2003.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents balance sheet and statement of operations information for the previously mentioned discontinued operations:

Balance sheet information:

	December 31,	September 30,
	2003	2004
	(in thousands)
Contract receivables, net	$4,234	$1,695
Property and equipment, net	407	479
Other, net	2,146	655
Total assets	$6,787	$2,829
Current portion of long-term debt	$545	$—
Accounts payable and other liabilities	498	2,732
Long-term debt, net of current portion	877	—
Deferred income taxes—long term	—	11
Total liabilities	1,920	2,743
Net assets (liabilities)	$4,867	$86

Statement of operations:

	For the Period		For the Period
	June 21 to		January 1 to
	September 23, 2003		September 23, 2003
	(Predecessor entity -		(Predecessor entity -
	InfraSource	Three Months	InfraSource	Nine Months
	Incorporated and	Ended September 30,	Incorporated and	Ended September 30,
	Subsidiaries) (Note 1)	2004	Subsidiaries) (Note 1)	2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Contract revenues	$35,816	$12,117	$141,792	$28,882
Pre-tax income (loss)	$(10,114)	699	$(18,819)	642

4. Costs and estimated earnings in excess of billings

Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $3.3 million and $0 at September 30, 2004 and December 31, 2003, respectively.   The claim amounts are primarily related to a delay in the anticipated start date of one of our electric transmission contracts. Costs incurred that are attributable to claims are included in the total estimated revenue when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of:

	December 31,	September 30,
	2003	2004
	(in thousands)
Goodwill	$68,877	$134,432
Intangible assets:
Construction backlog	$5,500	$17,000
Accumulated amortization	(2,100)	(12,585)
	3,400	4,415
Volume agreement	2,500	2,500
Accumulated amortization	(500)	(1,004)
	2,000	1,496
Intangible assets, net	$5,400	$5,911

The increase in intangible assets as of September 30, 2004 reflects the purchase price allocation of the Maslonka acquisition. Amortization expense of our intangible assets was $2.4 million and $11.0 million during the three and nine months ended September 30, 2004, respectively. There was no amortization expense recorded in the Predecessor’s results of operations. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: 2004—$13.1 million, inclusive of amounts recorded for the nine months ended September 30, 2004; 2005—$3.4 million; 2006—$0.5 million; 2007—$0; and 2008—$0.

In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which will be performed at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the three or nine months ended September 30, 2004 or the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003.

6. Debt

On September 24, 2003, we entered into a senior credit facility consisting of a $140.0 million term loan, which matures in 2010, and a $40.0 million revolving credit facility, which matures in 2009. On January 22, 2004, we amended our senior credit facility to permit the acquisition of Maslonka and to obtain additional liquidity and operating flexibility, including expanding our capacity for making capital expenditures. As a result of the amendment, the commitment of the banks under the revolving credit facility was increased by $10.0 million to $50.0 million, and the amount available for letters of credit was increased by $10.0 million to $35.0 million.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Concurrent with the IPO, in order to provide for additional borrowing flexibility and to reduce our  borrowing rates to reflect our improved financial position, we entered into an amended and restated credit agreement to, among other things, provide for a revolving credit facility in the original amount of $40.0 million that could be increased to $85.0 million and to provide a term loan facility in the initial amount of $85.3 million, which represented the amount of term loans outstanding under the former senior credit facility at May 12, 2004 after giving effect to the mandatory prepayment of $50.2 million of such loans  in conjunction with the IPO (see Note 7). As of July 31, 2004, the revolving credit facility had been increased to the full $85.0 million. A portion of the revolving credit facility not in excess of 80% of the amount thereof may be used for the issuance of letters of credit. Term loans and revolving loans under the amended and restated credit agreement initially bear interest, at our option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%. Beginning in 2005, such interest rate spreads will be dependent upon our Consolidated Leverage Ratio, as defined in the amended and restated credit agreement, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans. At September 30, 2004, our borrowings under the revolving credit facility were $4.0 million and we had outstanding letters of credit in the amount of $28.1 million.

Our amended and restated credit agreement contains certain restrictive covenants, including minimum levels of net worth, interest coverage, fixed charge coverage and leverage ratios, among other restrictions. As of September 30, 2004, we were in compliance with all terms and conditions of the amended and restated credit agreement.

Concurrent with the closing of the IPO, we were required to repay our $30.0 million subordinated note to Exelon.  Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, we recorded a loss on the early extinguishment of this debt in the amount of $5.7 million in the second quarter of 2004. For the nine months ended September 30, 2004, approximately $0.1 million of this loss on early extinguishment of debt, which relates to the portion of debt assumed in the acquisition of ULMS in December 2003, is reflected in income from discontinued operations due to our decision to sell ULMS.

7. Initial Public Offering and Common and Preferred Stock

On May 12, 2004, we completed our IPO of 8,500,000 shares of common stock at a price to the public of $13 per share. The net proceeds of the offering to us of approximately $100.8 million, after deducting underwriters’ discounts and offering expenses, were used by us as follows:  (1) $50.2 million was used to repay a portion of term loans outstanding under our former senior credit facility; (2) $30.0 million was used to repay the principal amount of our subordinated note to Exelon; and (3) the remaining proceeds of approximately $20.6 million were retained for general corporate purposes.

At inception of the Predecessor, its Board of Directors authorized 150,000,000 shares of InfraSource Incorporated’s common stock with a par value of $.0001 per share. Common shares outstanding as of September 23, 2003 were redeemed in connection with the Merger. At inception of the Company, our Board of Directors authorized 2,500,000 shares of common stock with a par value of $.001 per share. On March 24, 2004, our Board of Directors authorized an approximate 21.7625-to-one stock split and an increase in the authorized common stock from 2,500,000 shares to 120,000,000 shares. Par value of the common stock remained at $.001 per share. The effect of the stock split has been retroactively reflected in

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

our accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated.

At inception of InfraSource Incorporated, its Board of Directors authorized 20,000,000 shares of InfraSource Incorporated’s preferred stock with a par value of $.0001 per share. On September 23, 2003 in anticipation of the Merger, InfraSource Incorporated issued one share of preferred stock to Exelon for $4.1 million. In connection with the Merger, on September 24, 2003, Exelon exchanged this share of preferred stock, along with other consideration included in the Merger agreement, including certain indemnifications provided by Exelon and a volume agreement, for a $29.0 million subordinated note issued by us. At inception of the Company, we had no authorized shares of preferred stock. On March 24, 2004, our Board of Directors authorized an increase in the authorized preferred stock from 0 shares to 12,000,000 shares with a par value of $0.001 per share.

The following table presents shareholder’s equity activity for the nine months ended September 30, 2004:

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Income	Earnings	Total
	(in thousands)
Balance as of December 31, 2003	19,914,840	$20	$91,695	$(215)	$14	$1,335	$92,849
Common Stock issued:
Acquisition of Maslonka	4,330,820	4	50,667	—	—	—	50,671
Company management	37,367	—	437	—	—	—	437
Principal shareholders	5,894,583	6	27,079	—	—	—	27,085
Initial public offering	8,500,000	9	100,827	—	—	—	100,836
Vesting of early exercised options	139,852	—	646	—	—	—	646
Unearned compensation	—	—	289	(289)	—	—	—
Amortization of unearned compensation	—	—	—	82	—	—	82
Fair market value adjustments on derivatives, net of tax	—	—	—	—	195	—	195
Net income	—	—	—	—	—	4,097	4,097
Balance as of September 30, 2004	38,817,462	$39	$271,640	$(422)	$209	$5,432	$276,898

In connection with the funding of the acquisition of Maslonka in January 2004, we offered to sell 5,931,950 shares of common stock to all of the then-existing shareholders at a price of $4.60 per common share. Shares issued pursuant to this offer are reflected in the table above under the captions Company management and Principal Stockholders. As a result of the issuance of a portion of these shares to our management, we recorded pre-tax compensation expense of $0.3 million representing the difference between the fair value and the purchase price on the date of sale, which amount is reflected in selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2004.

In December 2003 and January 2004, stock option grants for the purchase of 134,818 shares were granted to members of the Board of Directors and management. These options were issued below fair market value resulting in an aggregate deferred compensation expense of approximately $0.5 million, which will be recognized as compensation expense over the four year vesting period.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three months ended March 31, 2004, certain members of our management and Board of Directors consummated early exercises of unvested stock option awards representing a total of 489,547 shares of common stock. Pursuant to the terms of the related stock option agreements, we have the option to repurchase any unvested shares prior to the date they vest at the original strike price of the option grant. In accordance with the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” unvested shares are not considered outstanding for accounting purposes and are not included in the calculation of basic earnings per share until shares issued pursuant to these option grants vest. As of September 30, 2004, early exercises of unvested options with respect to 139,852 shares have vested, and these shares are considered outstanding for accounting purposes. Until the remaining 349,695 shares vest in accordance with the terms of the option grants, the net proceeds from the early exercise of these option grants, which totaled $1.6 million at September 30, 2004, are included in other long-term liabilities in the condensed consolidated balance sheet.

8. Computation of Per Share Earnings

The following table is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation. Common shares used in the Predecessor’s earnings per share computations represent shares of InfraSource Incorporated outstanding during the periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003. Such shares outstanding as of September 23, 2003 were redeemed in conjunction with the Merger.

	For the Period June 21 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended September 30, 2004	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Nine Months Ended September 30, 2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Income (loss) from continuing operations (numerator)	$(15,459)	$4,041	$(11,202)	$3,108
Income (loss) from discontinued operations	(6,769)	418	(12,316)	396
Gain on disposition of discontinued operation	—	593	—	593
Net income (loss)	$(22,228)	$5,052	$(23,518)	$4,097
Weighted average basic common shares outstanding (denominator)	47,037	38,690	47,585	33,924
Potential common stock arising from stock options	—	963	—	994
Weighted average diluted common shares outstanding (denominator)	47,037	39,653	47,585	34,918

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Included in potential common stock arising from stock options for the three and nine months ended September 30, 2004 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation (see Note 7).

For each of the Predecessor periods presented above there were 1,042,200 shares under option grants excluded from the calculations of diluted earnings per share as the effect of these shares would have been anti-dilutive. For the three and nine months ended September 30, 2004, there were 685,003 shares under option grants excluded from the calculations of diluted earnings per share as the effect of these shares would have been anti-dilutive.

9. Stock-Based Compensation

We have a stock-based employee compensation plan and, prior to the Merger, the Predecessor had a stock-based employee compensation plan. In anticipation of the Merger, as of September 18, 2003, all of the Predecessor’s outstanding common stock options were canceled for nominal consideration. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we and the Predecessor account for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, we recognize no compensation expense related to employee stock options unless options are granted at a price below the market price on the day of the grant.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Had we and the Predecessor applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	For the Period June 21 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended September 30, 2004	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Nine Months Ended September 30, 2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net income (loss), as reported	$(22,228)	$5,052	$(23,518)	$4,097
Deduct: Total stock-based employee compensation expense, including cancellations, determined under fair value based method for all awards, net of related tax effects	239	(226)	—	(635)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	—	20	—	208
Pro forma net income (loss)	$(21,989)	$4,846	$(23,518)	$3,670
Basic and diluted income (loss) per share:
Basic net income (loss) per share—as reported	$(0.47)	$0.13	$(0.50)	$0.12
Basic net income (loss) per share—pro forma	(0.47)	0.13	(0.50)	0.11
Diluted net income (loss) per share—as reported	(0.47)	0.13	(0.50)	0.12
Diluted net income (loss) per share—pro forma	(0.47)	0.12	(0.50)	0.11

10. Concentration of Credit Risk

We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for approximately 41% and 49% of our consolidated revenues for the three and nine months ended September 30, 2004, respectively. Our top ten customers accounted for approximately 46% and 45% of our consolidated revenues for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1 to September 23, 2003, respectively. Two customers, Exelon and Western Area Power Administration (“WAPA”), accounted for approximately 18% and 12%, respectively, of our consolidated revenues for the nine months ended September 30, 2004. One customer, Exelon, accounted for approximately 13% of our consolidated revenues for the three months ended September 30, 2004. For the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003, the

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

only customer that provided more than 10% of our consolidated revenues, Exelon, represented approximately 14% of consolidated revenues in each period.

At September 30, 2004, accounts receivable due from Exelon is $16.8 million or 16% of our total accounts receivable balance outstanding. At December 31, 2003, accounts receivable due from Exelon totaled $14.6 million, or approximately 16% of total accounts receivable, and additionally one other customer represented $9.6 million or 11% of accounts receivable.

11. Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2004, includes income of $1.0 million from a key-man insurance policy for which we are the beneficiary, due to the death of one of our project managers. Other income (expense) includes various other miscellaneous items.

12. Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) for the periods presented:

	For the Period June 21 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Three Months Ended September 30, 2004	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Nine Months Ended September 30, 2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net income (loss)	$(22,228)	$5,052	$(23,518)	$4,097
Other comprehensive income (loss)	—	(204)	(75)	195
Comprehensive income (loss)	$(22,228)	$4,848	$(23,593)	$4,292

During the period January 1, 2003 to September 23, 2003, the Predecessor recognized other comprehensive loss of $0.1 million associated with a foreign currency translation adjustment recorded prior to 2001, due to non-recoverability from foreign operations. Other comprehensive income during the three and nine months ended September 30, 2004 comprises changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income.

13. Segment Information

We operate in one reportable segment as a specialty contractor serving the utility transmission and distribution infrastructure in the United States. Our customers primarily include electric power utilities, natural gas utilities, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our broad range of services include the design, engineering, procurement, construction, testing, maintenance, and leasing of utility infrastructure. Each of these services is provided by our various subsidiaries, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. We

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

operate in multiple service territories throughout the United States and do not have significant assets or operations outside of the United States.

The following table presents information regarding revenues by end market

	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	Nine Months Ended September 30, 2004
	(in thousands)	(in thousands)
Electric	$214,513	$265,424
Gas	109,042	139,362
Telecommunications	49,494	36,264
Other	9,578	15,572
	$382,627	$456,622

14. Related Party Transactions

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties’ discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $0.3 million and $1.2 million for these services for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003, respectively. Pursuant to the Merger, this Services Agreement was terminated.

The InfraSource Group has several service contracts with Exelon and performs various services including utility construction and maintenance, telecommunications and infrastructure services on an outsourced basis to business and residential customers. Certain operating assets and liabilities of the Non-Acquired Group, including certain operating agreements (the “Operating Agreements”) with Exelon, were transferred to the InfraSource Group as of January 1, 2003, with operating results related to the Operating Agreements reflected in the accompanying consolidated statement of operations beginning with the date of transfer. Under the Operating Agreements, we perform infrastructure services on an outsourced basis to business and residential customers. Each Operating Agreement has an annual term ending on December 31 which automatically renews each year unless formally terminated by Exelon. The services were provided to Exelon at a rate that is intended to approximate market value. Revenues charged to Exelon under these contracts for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 were $10.9 million and $25.0 million, respectively. These Operating Agreements remained in place following the Merger. On January 29, 2004, Exelon relinquished its sole seat on our Board of Directors and ceased to be a related party at that time. Revenues from Exelon for the period January 1 through January 29, 2004 (the date it ceased to be a related party) were $7.6 million.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In addition to the Operating Agreements, revenues for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 related to contracts with Exelon were $10.9 million and $28.5 million, respectively. Accounts receivable related to all revenues due from Exelon were $14.6 million at December 31, 2003.

In March 2004, after receiving approval from the required parties, we distributed $7.2 million of property and equipment that pursuant to the original terms of a purchase agreement with Blair Park were owed to three officers of Blair Park. The corresponding liability related to these assets is reflected in other liabilities—related parties in the December 31, 2003 condensed consolidated balance sheet. Additionally, we lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. Our annual lease payments are approximately $0.1 million.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through February 2005, subject to a four-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

In connection with the Maslonka acquisition, our Principal Stockholders secured the issuance of $10.0 million worth of letters of credit. These letters of credit were provided as credit support to enable Maslonka to secure a performance bond on a new project award. After consummation of the Maslonka acquisition, we caused the letters of credit to be terminated. We paid an aggregate fee of $0.2 million to the Principal Stockholders for providing this security.

We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly-owned by Martin Maslonka, one of our shareholders. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.

Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments of $7,000. The promissory note matures on June 30, 2006.

We sublease two equipment yards, which are owned by one of our employees, from a subsidiary of SEMCO Energy Inc. Pursuant to six-month subleases through February 2005, we will incur aggregate lease payments of $0.1 million.

15. Commitments and Contingencies

On February 7, 2003, Rahsanne Bickman filed suit in the Travis County District Court in Texas State Court against Maslonka and one employee alleging, among other things, gross negligence and seeking approximately $24.0 million in actual and compensatory damages arising out of the death of her son. On October 27, 2003, the father of the deceased, Kevin Sam, Sr., filed suit in Taylor County Texas District Court seeking unspecified damages. The claims arose out of an automobile accident that took place on December 1, 2002 on an interstate highway in Texas and resulted in death. In February 2004, Rahsanne Bickman’s claims were resolved through an out of court settlement fully funded by insurance proceeds (less a $10,000 deductible). The dismissal order was entered on March 25, 2004. The claims of Kevin Sam, Sr. have been docketed for trial on December 13, 2004.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004. Pursuant to the appellate court’s May 28, 2004 Notice of Docketing, we filed a brief supporting our appeal on June 17, 2004. All briefings were completed on July 22, 2004, and oral arguments were heard on October 13, 2004.

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

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows, or financial condition.

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

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of InfraSource Services, Inc. and its wholly owned subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and notes included in our Prospectus filed pursuant to Rule 424(b)(1) (SEC File Number 333-112375) and contained in the related registration statement declared effective on May 6, 2004 (the “IPO Prospectus”).

General

We operate in one reportable segment and we are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. Our broad range of services includes the design, engineering, procurement, construction, testing, maintenance, and leasing of utility infrastructure. Our customers primarily include electric power utilities, natural gas utilities, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Each of these services is provided by our various subsidiaries, which provide management with monthly financial statements. All of our subsidiaries have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production methods, and distribution methods. We operate in multiple service territories throughout the United States and do not have significant operations or assets in countries outside of the United States.

We had revenues of $164.2 million for the three months ended September 30, 2004, of which approximately 47% was attributable to electric power customers, 40% to natural gas customers, 9% to telecommunications customers, and 4% for ancillary services. For the three months ended September 30, 2004, our top ten customers accounted for approximately 41% of our consolidated revenues, of which Exelon Corporation (“Exelon”) represented approximately 13%.

We had revenues of $456.6 million for the nine months ended September 30, 2004, of which approximately 58% was attributable to electric power customers, 31% to natural gas customers, 8% to telecommunications customers, and 3% for ancillary services. For the nine months ended September 30,

2004, our top ten customers accounted for approximately 49% of our consolidated revenues. Two customers, Exelon and Western Area Power Administration (“WAPA”), accounted for approximately 18% and 12%, respectively, of our consolidated revenues for the nine months ended September 30, 2004. Our revenue backlog was $992 million as of September 30, 2004, 13.9% higher than our backlog of $871 million as of June 30, 2004 and 69.0% higher than our backlog of $587 million as of September 30, 2003. All prior period backlog balances include amounts for Maslonka;  however backlog balances for the third quarter acquisitions, Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”) and EnStructure Corporation’s operating companies (“EnStructure”),  have not been included in their respective preacquisition periods. Utili-Trax and EnStructure collective backlog of approximately $107 million is included in our September 30, 2004 backlog.

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

•       The deregulation of the electric utility industry in the 1990s created opportunities for independent power producers, or IPPs, which constructed or acquired substantial generating capacity resulting in an increased demand for our services, particularly in providing “turnkey” substations, switching yards and interconnections. In these projects, we would typically engineer, procure materials for, and construct the entire project. These turnkey projects have a substantial impact on our revenues because, when we procure materials for our customers in addition to providing services, the value of those materials results in higher revenues than in a services-only contract. As a number of large IPPs have been under significant financial stress, IPP spending declined significantly in 2003, with a substantially reduced contribution to our 2003 financial performance. This trend has continued into 2004, although we are experiencing a recent increase in bidding activity and awards.

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

Acquisitions and Dispositions

Merger

On September 24, 2003, we acquired the InfraSource Group pursuant to an Agreement and Plan of Merger dated June 17, 2003 (the “Merger”). In connection with the Merger, we acquired all of the voting interests of InfraSource Incorporated for a total purchase price consideration of $228.6 million. In accordance with the terms of the Merger, the purchase price was subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. We finalized the working capital adjustment, as well as various other purchase price contingencies, in the third quarter of 2004, resulting in a payment to us from Exelon of approximately $7.7 million, including interest of approximately $0.2 million. We had previously included an expected amount due from Exelon of $10.5 million in our purchase price calculation; therefore in the third quarter when we received the settlement payment, we adjusted the receivable and increased goodwill by $3.0 million. During the third quarter of 2004, we also finalized certain allocation estimates and purchase price contingencies, including the valuation of certain specialty equipment acquired, which resulted in certain purchase price allocation adjustments. The aggregate effect of these purchase price allocation adjustments was a decrease to goodwill of approximately $2.2 million. In accordance with the terms of the Merger, we may be entitled to additional contingency payments from Exelon. Any such payments would result in future adjustments to goodwill, which could be material.

As of September 30, 2004, goodwill related to the Merger is $72.5 million.  In addition to the Merger related purchase accounting adjustments, goodwill also increased in the third quarter of 2004 by $2.3 million for additional contingent purchase price consideration to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”). Blair Park was acquired by the Predecessor in 2001. As of September 30, 2004, the aggregate liability of $5.0 million for contingent purchase price consideration to the former owners of Blair Park is accrued in other long-term liabilities on the condensed consolidated balance sheet. Further modifications to the earn out calculation will result in additional adjustments to goodwill, which could be material. Final settlement of the contingency is required in 2006.

Maslonka Acquisition

On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $77.6 million, which included the issuance of 4,330,820 shares of our common stock. The final allocation of the purchase price is subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We expect the working capital adjustment to be finalized during the first quarter of 2005 and expect the holdback amounts, less any amounts retained by us, will be released to the sellers in 2005 and 2006. Any adjustments resulting from the working capital adjustment and holdback adjustments could result in an adjustment to goodwill, which amounts could be material. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. Under the terms of the holdback provisions, we withheld $6.6 million in cash payable at closing and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million is contingent upon

Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. The results of Maslonka are included in our consolidated results beginning January 27, 2004.

Additionally, at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. As required pursuant to the acquisition agreement, we reimbursed the Maslonka stockholders for the $5.0 million in the third quarter of 2004. After giving effect to the holdback and the reimbursement of the time deposit account, the amount paid at closing was $26.7 million in cash and 3,373,271 shares of our common stock. We financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to the Principal Stockholders and certain members of our management for cash of $27.5 million (see Note 7 to our condensed consolidated financial statements). The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $59.6 million.

Utili-Trax Acquisition

On August 18, 2004, we acquired substantially all of the assets and assumed certain liabilities of Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, for a total purchase price consideration of $5.2 million in cash, including transaction costs. The final allocation of the purchase price is subject to a working capital adjustment and valuations of certain property and equipment and intangible assets which we expect to finalize during the fourth quarter of 2004. Any adjustments resulting from the working capital adjustment could result in an adjustment to goodwill which could be material. The results of Utili-Trax are included in our consolidated results beginning August 18, 2004. The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $2.3 million.

EnStructure Acquisition

On September 3, 2004, we acquired substantially all of the assets and assumed certain liabilities of EnStructure Corporation’s (“EnStructure”) operating companies: Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, for total purchase price consideration of $21.2 million in cash, including transaction costs and $2.0 million of cash withheld pursuant to holdback provisions. EnStructure, the construction services business of SEMCO Energy, Inc., provides construction services within the utilities, oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States.  The final allocation of the purchase price is subject to a working capital adjustment, final settlement of the holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement and valuations of certain property and equipment and intangible assets which we expect to finalize during the fourth quarter of 2004.  Any adjustments resulting from the working capital adjustments and holdback adjustments could result in an adjustment to purchase accounting, which amounts could be material. The results of EnStructure are included in our consolidated results beginning September 3, 2004. The fair value of the EnStructure net assets exceeded the preliminary purchase price. Therefore, as described in Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, we decreased the eligible assets by the excess amount.

Discontinued Operations

During 2003, subsequent to the Merger, we committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”). On September 21, 2004, we completed the sale of substantially all of the assets of RJE Telecom, Inc. (“RJE”), a wholly owned subsidiary of OSP, for cash proceeds of $8.4 million, net of transaction costs. Additional proceeds of approximately $0.9 million are expected in the fourth quarter of 2004 based on a working capital adjustment pursuant to the agreement. The sale of the RJE assets resulted in a gain of $0.6 million (net of $0.4 million tax), which is included in gain on disposal of discontinued operations in our condensed consolidated statement of operations. The RJE sale completed our commitment to sell substantially all of the assets of OSP.

In addition, in the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc., (“ULMS”).  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position, results of operations and cash flows of OSP and ULMS are reflected as discontinued operations in our accompanying financial statements for the three and nine month periods ended September 30, 2004. For the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003, OSP is included in continuing operations.  ULMS was held for sale by the Predecessor for the period January 1, 2003 to September 23, 2003; therefore ULMS’s financial position, results of operations and cash flows are included in discontinued operations in the Predecessor’s financial statements. We acquired ULMS from Exelon in December 2003.

Initial Public Offering

On May 12, 2004, we completed our IPO of 8,500,000 shares of common stock at a price to the public of $13 per share. The net proceeds of the offering to us of approximately $100.8 million, after deducting underwriters’ discounts and offering expenses, were used by us as follows: (1) $50.2 million was used to repay a portion of term loans outstanding under our senior credit facility; (2) $30.0 million was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20.6 million were retained for general corporate purposes. Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, we recorded a loss on the early extinguishment of this debt in the amount of $5.7 million in the second quarter of 2004. For the nine months ended September 30, 2004, approximately $0.1 million of this loss on early extinguishment of debt, which relates to the portion of debt assumed in the acquisition of ULMS in December 2003, is reflected in income from discontinued operations due to our decision to sell ULMS.

As part of our arrangement with Exelon to repay the principal portion of the $30.0 million subordinated note at the IPO date, Exelon agreed to forgive the accrued and unpaid interest on the subordinated note if within six months of the IPO date we had not initiated certain transactions. As of November 8, 2004, we have not and do not expect to initiate any such transactions specified in the arrangement prior to the expiration of the six-month period; therefore we expect our accrued interest balance to be forgiven and recorded as a reduction to loss on early extinguishment of debt expense during the fourth quarter of 2004. The accrued interest balance related to the Exelon note of approximately $1.1 million at September 30, 2004, is included in other current and accrued liabilities on the condensed consolidated balance sheets.

Results of Operations

The following analysis includes a comparison of the results of our operations for the three and nine months ended September 30, 2004 with the Predecessor’s actual results for the periods June 21, 2003 to September 23, 2003 (“Predecessor 2003 three-month period”) and January 1, 2003 to September 23, 2003 (“Predecessor 2003 nine-month period”). The following analysis also compares our results of operations for (1) the three months ended September 30, 2004 (“2004 three-month period”) with the Predecessor’s historical results of operations for the period June 21, 2003 to September 23, 2003 as adjusted to reflect the pro forma effects of the Merger (“Predecessor pro forma 2003 three-month period”); and (2) the nine months ended September 30, 2004 (“2004 nine-month period”) with the Predecessor’s historical results of operations for the period January 1, 2003 to September 23, 2003 as adjusted to reflect the pro forma effects of the Merger (“Predecessor pro forma 2003 nine-month period”). The principal adjustments associated with the Predecessor pro forma 2003 three- and nine-month periods include (1) the elimination of Merger-related costs and expenses; (2) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (3) additional amortization of intangible assets resulting from the Merger; (4) additional interest expense and debt discount amortization for debt and a subordinated note entered into as part of the Merger; and (5) related income tax effects of the previously mentioned adjustments.

The comparisons of our 2004 three- and nine-month results, as applicable, with the Predecessor’s 2003 actual and pro forma results, as applicable, is affected by the Maslonka acquisition on January 27, 2004. In addition, as disclosed in Note 1 to the condensed consolidated financial statements, the 2004 nine-month period reflects results from January 1, 2004 to September 30, 2004. The corresponding 2003 Predecessor period reflects the Predecessor’s results for the period January 1, 2003 to September 23, 2003.

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

2004 Three-Month Period Compared to the Predecessor 2003 Three-Month Period.

Revenues: Revenues increased $29.1 million, or 22%, to $164.2 million for the 2004 three-month period compared to the Predecessor 2003 three-month period due primarily to a $11.8 million increase in aerial electric transmission revenues, including the work performed by Maslonka which we acquired on January 27, 2004, and an increase of $20.7 million from underground natural gas work, including approximately $5.0 million from third quarter acquisitions. Partially offsetting these increases in revenues was a decrease in telecommunications revenue of $4.8 million. The decrease in telecommunications revenue of $4.8 million is attributable to the inclusion of $7.7 million of revenue from OSP, the subsequently discontinued operation, which is included in the Predecessor 2003 three-month period. Absent this amount, telecommunications revenue increased $2.9 million.

Gross profit: Gross profit increased $5.9 million, or 29%, to $26.0 million in the 2004 three-month period as compared to the Predecessor 2003 three-month period due primarily to higher gross profit from our natural gas and telecommunications businesses. These increases in gross profit were partially offset by the absence of gross margins from OSP, which is reflected in discontinued operations for the three-month period ended September 30, 2004.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $9.7 million, or 37%, to $16.2 million in the 2004 three-month period compared to the Predecessor 2003 three-month period. This decrease is primarily due to an $8.6 million insurance charge and $1.2 million of expenses related to OSP included in the Predecessor’s 2003 three-month period. OSP operations are included in discontinued operations for the 2004 three-month period. Overall, these decreases were partially offset by incremental expenses related to the Maslonka, Utili-Trax and EnStructure acquisitions of approximately $2.5 million.

Merger related costs:  Merger related costs incurred by the Predecessor in the 2003 three-month period of $14.3 million include severance costs, retention costs and professional services fees. In the 2004 three-month period, we recorded a credit to merger related expense of $0.4 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods. Offsetting this amount, in part, is a charge to expense of $0.1 million for retention bonuses earned during the current quarter.

Amortization of intangible assets: Amortization of intangible assets was $2.4 million in the 2004 three-month period compared with no such amortization expense in the Predecessor 2003 three-month period as a result of the amortization of intangible assets acquired in the Maslonka acquisition and the Merger.

Interest expense and amortization of debt discount: We incurred $2.0 million of interest expense in the 2004 three-month period reflecting interest on debt resulting from the Merger.

Other income (expense), net: Other income (expense) increased by $4.4 million to an other income, net balance for the 2004 three-month period of $1.0 million compared to an other expense, net balance of $3.4 million for the Predecessor’s 2003 three-month period . The increase in other income is primarily due to a $3.8 million charge for a litigation judgment recorded in the Predecessor’s 2003 three-month period and income of $1.0 million from a key-man life insurance policy included in the 2004 three-month period. The increase in other income, net was partially offset by slight increases in various other miscellaneous expenses.

2004 Three-Month Period Compared to the Predecessor Pro Forma 2003 Three-Month Period.

	Predecessor
	Pro Forma
	Three		Three
	Months Ended	% of	Months Ended	% of
	September 23, 2003(a)	Revenue	September 30, 2004	Revenue
	(Thousands of dollars)
Revenues	$135,080	100.0%	$164,209	100.0%
Gross profit	21,572	16.0%	25,974	15.8%
Selling, general and administrative expenses	25,864	19.1%	16,197	9.9%
Merger related costs	—	0.0%	(334)	-0.2%
Provision of uncollectible accounts	193	0.1%	104	0.1%
Amortization of intangible assets	500	0.4%	2,420	1.5%
Income (loss) from operations	(4,985)	-3.7%	7,587	4.6%
Interest income	415	0.3%	228	0.1%
Interest expense and amortization of debt discount	(3,219)	-2.4%	(1,969)	-1.2%
Other income (expense)	(3,426)	-2.5%	955	0.6%
Income (loss) before income taxes	(11,215)	-8.3%	6,801	4.1%
Income tax expense (benefit)	(2,913)	-2.2%	2,760	1.7%
Income (loss) from continuing operations	$(8,302)	-6.1%	$4,041	2.5%

(a)           Pro forma for the effects of the Merger which amounts exclude merger-related costs of $14.3 million.

Revenues: Revenues increased $29.1 million, or 22%, to $164.2 million for the 2004 three-month period compared to the Predecessor pro forma 2003 three-month period due primarily to a $11.8 million increase in aerial electric transmission revenues, including the work performed by Maslonka which we acquired on January 27, 2004, and an increase of $20.7 million from underground natural gas work, including approximately $5.0 million from third quarter acquisitions. Partially offsetting these increases in revenues was a decrease in telecommunications revenue of $4.8 million. The decrease in telecommunications revenue of $4.8 million is attributable to the inclusion of $7.7 million of revenue from OSP, the subsequently discontinued operation, which is included in the Predecessor pro forma 2003 three-month period. Absent this amount, telecommunications revenue increased $2.9 million.

Gross profit: Gross profit increased $4.4 million, or 20%, to $26.0 million in the 2004 three-month period as compared to the Predecessor pro forma 2003 three-month period due primarily to higher gross profit from our natural gas and telecommunications businesses. These increases in gross profit were partially offset by the absence of gross margins from OSP, which is reflected in discontinued operations for the three-month period ended September 30, 2004.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $9.7 million, or 37%, to $16.2 million in the 2004 three-month period compared to the Predecessor pro forma 2003 three-month period. This decrease is primarily due to an $8.6 million insurance charge and $1.2 million of expenses related to OSP included in the Predecessor’s pro forma 2003 three-month period. OSP operations are included in discontinued operations for the 2004 three-month period. Overall, these decreases were partially offset by incremental expenses related to the Maslonka, Utili-Trax and EnStructure acquisitions of approximately $2.5 million.

Merger related costs:  In the 2004 three-month period, we recorded a credit to merger related expense of $0.4 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods.  Offsetting this amount, in part, is a charge to expense of $0.1 million for retention bonuses earned during the current quarter.

Amortization of intangible assets: Amortization of intangible assets increased $1.9 million, or 384%, to $2.4 million in the 2004 three-month period compared to $0.5 million in the Predecessor pro forma 2003 three-month period due to amortization of the intangible assets acquired in the Maslonka acquisition partially offset by lower amortization of intangible assets related to the Merger.

Interest expense and amortization of debt discount: We incurred $2.0 million of interest expense in the 2004 three-month period, a decrease of $1.3 million from the Predecessor pro forma 2003 three-month period principally reflecting lower interest expense due to the early extinguishment of the note payable to Exelon during the second quarter of 2004.

Other income (expense), net: Other income (expense) increased by $4.4 million to an other income, net balance for the 2004 three-month period of $1.0 million compared to an other expense, net balance of $3.4 million for the Predecessor’s pro forma 2003 three-month period . The increase in other income is primarily due to a $3.8 million charge for a litigation judgment recorded in the Predecessor pro forma 2003 three-month period and income of $1.0 million from a key-man life insurance policy included in the 2004 three-month period. The increase in other income, net was partially offset by slight increases in various other miscellaneous expenses.

2004 Nine Month Period Compared to the Predecessor 2003 Nine-month Period.

Revenues: Revenues increased $74.0 million, or 19%, to $456.6 million for the 2004 nine-month period compared to the Predecessor 2003 nine-month period due primarily to a $74.8 million increase in aerial electric transmission revenues, including the work performed by Maslonka which we acquired on January 27, 2004, and an increase of $30.3 million from underground natural gas work, including approximately $5.0 million from third quarter acquisitions. Partially offsetting these increases were declines in revenues of $10.4 million from other electric work, primarily from independent power producers, $13.5 million from underground electric transmission work and $13.2 million of telecommunications. The decrease in telecommunications revenue of $13.2 million is attributable to the inclusion of $17.6 million of revenue from OSP, the subsequently discontinued operation, which is included in the Predecessor 2003 nine-month period. Absent this amount, telecommunications revenue increased $4.4 million.

Gross profit: Gross profit increased $23.1 million, or 44%, to $75.4 million in the 2004 nine-month period compared to the Predecessor 2003 nine-month period due primarily to an increase in gross profit of $18.1 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications businesses (including the impact of lower depreciation expense resulting from changes in estimated lives and bases of certain fixed assets resulting from the merger). These increases in gross profit were partially offset by declines in other electric power gross margins, and the absence of gross margins from OSP, which is reflected in discontinued operations for the nine-month period ended September 30, 2004.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $2.3 million, or 5%, to $47.7 million in the 2004 nine-month period compared to the Predecessor 2003 nine-month period. This decrease is primarily due to an $8.6 million insurance charge and $2.8 million of expenses related to OSP included in the Predecessor’s 2003 nine-month period. OSP operations are included in discontinued operations for the 2004 nine-month period. Overall, these decreases were partially offset by incremental expenses related to the Maslonka, Utili-Trax and EnStructure acquisitions of approximately $5.2 million and IPO related expenses of approximately $2.4 million.

Merger related costs:  Merger related costs incurred by the Predecessor in the 2003 nine-month period of $16.2 million, include severance costs, retention costs and professional services fees. In the 2004 nine-month period, we recorded a credit to merger related expense of $0.4 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods. Offsetting this amount, in part, is a charge to expense of $0.1 million for retention bonuses earned during the current quarter.

Provision (recoveries) of uncollectible accounts: During the 2004 nine-month period, we recorded recoveries of $0.4 million related to settlements with customers whose balances had been provided for with an allowance.

Amortization of intangible assets: Amortization of intangible assets was $11.0 million in the 2004 nine-month period compared with no such amortization in the Predecessor 2003 nine-month period as a result of the amortization of intangible assets acquired in the Maslonka acquisition and the Merger.

Interest expense and amortization of debt discount: We incurred $8.2 million of interest expense in the 2004 nine-month period reflecting interest on debt resulting from the Merger.

Loss on early extinguishment of debt: In the second quarter of 2004, we recorded a charge of $5.7 million related to the early extinguishment of the note payable to Exelon.  During the third quarter of 2004, $0.1 million of this charge allocated to ULMS was reclassified to discontinued operations.

Other income (expense), net: Other income (expense) increased by $4.7 million to an other income, net balance for the 2004 nine-month period of $1.1 million compared to an other expense, net balance of $3.6 million for the Predecessor’s  2003 nine-month period.. The increase in other income is primarily due to a $3.8 million charge for a litigation judgment recorded in the Predecessor 2003 nine-month period and income of $1.0 million from a key-man life insurance policy included in the 2004 nine-month period. The increase in other income, net was partially offset by slight increases in various other miscellaneous expenses.

2004 Nine-Month Period Compared to the Predecessor Pro Forma 2003 Nine-Month Period.

	Predecessor
	Pro Forma
	Nine		Nine
	Months Ended	% of	Months Ended	% of
	September 23, 2003(a)	Revenue	September 30, 2004	Revenue
	(Thousands of dollars)
Revenues	$382,627	100.0%	$456,622	100.0%
Gross profit	56,847	14.9%	75,449	16.5%
Selling, general and administrative expenses	50,062	13.1%	47,747	10.5%
Merger related costs	—	0.0%	(334)	-0.1%
Provision (recoveries) of uncollectible accounts	236	0.1%	(367)	-0.1%
Amortization of intangible assets	3,600	0.9%	10,989	2.4%
Income from operations	2,949	0.8%	17,414	3.8%
Interest income	1,376	0.4%	350	0.1%
Interest expense and amortization of debt discount	(9,298)	-2.4%	(8,161)	-1.8%
Loss on early extinguishment of debt	—	0.0%	(5,549)	-1.2%
Other income (expense)	(3,556)	-0.9%	1,126	0.2%
Income (loss) before income taxes	(8,529)	-2.2%	5,180	1.1%
Income tax expense (benefit)	(1,996)	-0.5%	2,072	0.5%
Income (loss) from continuing operations	$(6,533)	-1.7%	$3,108	0.7%

(a)           Pro forma for the effects of the Merger which amounts exclude merger-related costs of $16.2 million.

Revenues: Revenues increased $74.0 million, or 19%, to $456.6 million for the 2004 nine-month period compared to the Predecessor pro forma 2003 nine-month period due primarily to a $74.8 million increase in aerial electric transmission revenues, including the work performed by Maslonka which we acquired on January 27, 2004, and an increase of $30.3 million from underground natural gas work, including approximately $5.0 million from third quarter acquisitions. Partially offsetting these increases were declines in revenues of $10.4 million from other electric work, primarily from independent power producers, $13.5 million from underground electric transmission work and $13.2 million of telecommunications. The decrease in telecommunications revenue of $13.2 million is attributable to the inclusion of $17.6 million of revenue from OSP, the subsequently discontinued operation, which is included in the Predecessor pro forma 2003 nine-month period. Absent this amount, telecommunications revenue increased $4.4 million.

Gross profit: Gross profit increased $18.6 million, or 33%, to $75.4 million in the 2004 nine-month period compared to the Predecessor pro forma 2003 nine-month period due primarily to an increase in gross profit of $18.1 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and to a lesser extent higher gross profit from our natural gas and telecommunications business. These increases in gross profit were partially offset by declines in other electric power gross margins and the absence of gross margins from OSP, which is reflected in discontinued operations for the nine-month period ended September 30, 2004.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased $2.3 million, or 5%, to $47.7 million in the 2004 nine-month period compared to the Predecessor pro forma 2003 nine-month period. This decrease is primarily due to an $8.6 million insurance charge and $2.8 million of expenses related to OSP included in the Predecessor’s pro forma 2003 nine-month period. OSP operations are included in discontinued operations for the 2004 nine-month period. Overall, these decreases were partially offset by incremental expenses related to the Maslonka, Utili-Trax and EnStructure acquisitions of approximately $5.2 million and IPO related expenses of approximately $2.4 million.

Merger related costs: In the 2004 nine-month period, we recorded a credit to merger related expense of $0.4 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods.  Offsetting this amount, in part, is a charge to expense of $0.1 million for retention bonuses earned during the current quarter.

Provision (recoveries) of uncollectible accounts: During the 2004 nine-month period, we recorded recoveries of $0.4 million related to settlements with customers whose balances had been provided for with an allowance.

Amortization of intangible assets: Amortization of intangible assets increased $7.4 million, or 205%, to $11.0 million in the 2004 nine-month period compared to $3.6 million in the Predecessor pro forma 2003 nine-month period. This increase is due to amortization of intangible assets acquired in the Maslonka acquisition, partially offset by lower amortization of Merger-related intangible assets in the 2004 nine-month period.

Interest expense and amortization of debt discount: We incurred $8.2 million of interest expense in the 2004 nine-month period, a decrease of $1.1 million from the Predecessor pro forma 2003 nine-month period, principally reflecting our debt reduction during the 2004 nine month period.

Loss on early extinguishment of debt: In the second quarter of 2004, we recorded a charge of $5.7 million related to the early extinguishment of the note payable to Exelon.  During the third quarter of 2003, $0.1 million of this charge allocated to ULMS was reclassified to discontinued operations.

Other income (expense), net: Other income (expense) increased by $4.7 million to an other income, net balance for the 2004 nine-month period of $1.1 million compared to an other expense, net balance of $3.6 million for the Predecessor’s pro forma 2003 nine-month period. The increase in other income is primarily due to a $3.8 million charge for a litigation judgment recorded in the Predecessor pro forma 2003 nine-month period and income of $1.0 million from a key-man life insurance policy included in the 2004 nine-month period. The increase in other income, net was partially offset by slight increases in various other miscellaneous expenses.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $6.7 million, working capital of $91.5 million and long-term debt of $85.1 million principally consisting of term loans under our amended and restated credit agreement. As of September 30, 2004, we had $4.0 million in borrowings under our revolving credit facility and $28.1 million in letters of credit outstanding thereunder, leaving $39.9 million as of that date available for additional borrowings. As of November 10, 2004, our borrowings under the revolving credit facility were $4.0 million.

On January 22, 2004, we amended our then-existing senior credit facility to permit the acquisition of Maslonka and to obtain additional liquidity and operating flexibility, including expanding our capacity for making capital expenditures. As a result of the amendment, the commitment of the banks under the revolving credit facility was increased by $10.0 million to $50.0 million, and the amount available for letters of credit was increased by $10.0 million to $35.0 million. Concurrent with the IPO, in order to provide for additional borrowing flexibility and to reduce our borrowing rates to reflect our improved financial position, we entered into an amended and restated credit agreement to, among other things, provide for a revolving credit facility in the original amount of $40.0 million that could be increased to $85.0 million and to provide for a term loan facility in the initial amount of $85.3 million, which represented the amount of term loans outstanding under the former senior credit facility at May 12, 2004 after giving effect to the mandatory prepayment of $50.2 million of such loans required in connection with the IPO. As of July 31, 2004, the revolving credit facility had been increased to the full $85.0 million. A portion of the revolving credit facility not in excess of 80% of the amount thereof may be used for issuances of letters of credit. Term loans and revolving loans under the amended and restated credit agreement initially bear interest, at our option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%. Beginning in 2005, such interest rate spreads will be dependent upon our Consolidated Leverage Ratio, as defined in the amended and restated credit agreement, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans.

Our amended and restated credit agreement contains certain restrictive covenants, including minimum levels of net worth, interest coverage, fixed charge coverage and leverage ratios, among other restrictions. As of September 30, 2004, we were in compliance with all terms and conditions of the amended and restated credit agreement.

Our working capital needs are influenced by the seasonality of our business. We experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we convert working capital assets to cash during the winter months.

We expect capital expenditures to range from $5.0 million to $7.0 million during the remainder of 2004. We intend to fund those expenditures primarily from operating cash flow. We have reduced our capital expenditures over the past two years in order to increase the utilization rates of our equipment.

As of October 1, 2004, we increased our stop loss deductible from $0.5 million per accident or occurrence to $0.75 million for workers’ compensation, employer’s liability and general liability insurance claims. Losses up to the stop loss amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. In addition claims covered by the insurance carrier are accrued, with corresponding receivable amounts in our condensed consolidated balance sheet.

During the third quarter of 2004, we completed two acquisitions using approximately $24.6 million of cash. Funding for these acquisitions was primarily from operations, borrowings under our revolving credit facility of $4.0 million, the cash payment from Exelon of $7.7 million from the purchase price adjustment related to the Merger, and cash proceeds of $8.4 million from the sale of RJE assets.

During the nine months ended September 30, 2004, our contract receivables, including contract receivables due from related parties, and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings have increased 17% and 165%, respectively. The overall increase was due to increased revenues in 2004, as well as the seasonal effect of increased work during the summer and fall months. A significant portion of the increases are also related to our two largest customers, Exelon and WAPA.

Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $3.3 million and $0 at September 30, 2004 and December 31, 2003, respectively. The claim amounts are primarily related to a delay in the anticipated start date of one of our electric transmission contracts. Costs incurred that are attributable to claims are included in the total estimated revenue when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

We anticipate that our cash flow from operations, cash on hand, and our amended and restated credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment over the next twelve to eighteen months. However, deterioration in the markets we serve, material changes in our customers’ businesses or cash flows or adverse weather conditions could negatively impact our revenues and cash flows. These factors, coupled with restrictive covenants under our amended and restated credit agreement, may negatively impact our ability to meet these needs.

Cash from operating activities from continuing operations.    During the 2004 nine-month period, net cash used by operating activities from continuing operations was $0.9 million compared to net cash provided by operating activities from continuing operations of $17.8 million for the Predecessor 2003 nine-month period. The principal uses of operating cash during the 2004 nine-month period were payments for labor and materials related to performance of services and selling, general and administrative expenses. Changes in operating assets and liabilities during the 2004 nine-month period used $25.3 million of operating cash flow from continuing operations, while in the Predecessor 2003 nine-month period changes in operating assets and liabilities provided $15.3 million in operating cash flow. The greater use of cash from changes in operating assets and liabilities from continuing operations for the 2004 nine-month period is primarily due to a $9.8 million use in other current and accrued liabilities for payments of income taxes and employee bonus and retention payments as compared to the Predecessor 2003 nine-month period increase of $13.2 million in other current and accrued liabilities balance; and an increase of $24.6 million in the 2004 nine-month period compared to the Predecessor 2003 nine-month period for contract receivables, net, contract receivables due from related parties, net, and costs and estimated earnings in excess of billings, net. Additionally, amounts due from affiliates were reduced from the Predecessor 2003 nine-month period as a result of payments received in the prior year of $9.6 million.

Cash from investing activities from continuing operations.    During the 2004 nine-month period, net cash used by investing activities from continuing operations was $55.1 million compared to cash used by investing activities from continuing operations of $12.5 million for the Predecessor 2003 nine-month period. The primary uses of cash for the 2004 nine-month period were cash payments for the acquisitions of Maslonka, Utili-Trax and EnStructure, net of cash acquired, of $49.6 million, and purchases of equipment of $17.5 million, offset in part, by cash proceeds from the sale of equipment of $3.3 million and the sale of OSP of $8.6 million. The principal use of cash during the Predecessor 2003 nine-month period consisted of purchases of equipment of $16.4 million, offset in part by $3.8 million in cash proceeds from sales of equipment.

Cash from financing activities from continuing operations.    During the 2004 nine-month period, net cash provided by financing activities from continuing operations was $49.6 million compared to net cash used in financing activities from continuing operations of $10.2 million for the Predecessor 2003 nine-month period. The primary sources of cash from financing activities for the 2004 nine-month period of $130.3 million consisted of $29.5 million of proceeds from the issuance of our common stock to the Principal Shareholders and certain members of management in conjunction with the acquisition of Maslonka and $100.8 million of net cash from our initial public offering, which occurred on May 12, 2004. The proceeds from the issuance of our common stock were used to repay $50.2 million of our term loan, $30.0 million to repay the principal amount outstanding of our subordinated note with Exelon and the remaining $20.6 million retained for general corporate purposes. The prior year period use of $10.2 million consisted primarily of purchases of treasury stock and redemption of redeemable stock.

Contractual Obligations and Other Commitments

The following table represents contractual obligations and other commitments as of September 30, 2004.

	Payments due by Period
Current and Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Senior credit facility	$213	$853	$853	$853	$853	$81,258	$84,883
Revolving credit facility	4,000	—	—	—	—	—	4,000
Long-term debt—related party	—	—	1,000	—	—	—	1,000
Bank notes	34	69	—	—	—	—	103
Other	97	—	—	—	—	—	97
Total	$4,344	$922	$1,853	$853	$853	$81,258	$90,083

	Payments due by Period
Other Contractual Obligations(1)	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Other long-term liabilities:
Contingent earnout	$—	$—	$5,009	$—	$—	$—	$5,009
Non-vested options exercised	69	512	512	513	—	—	1,606
Other	—	374	—	—	—	—	374
Total	$69	$886	$5,521	$513	$—	$—	$6,989

(1)          Trade accounts payable are not included in Contractual Obligations.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Operating leases	$1,587	$6,055	$5,574	$3,777	$1,915	$1,064	$19,972

As of September 30, 2004, future cash requirements for interest payments on our senior credit facility are as follows:

In
Period	Thousands
2004	$1,129
2005	4,489
2006	4,444
2007	4,399
2008	4,353
2009	4,308
2010	3,201

In accordance with the holdback provisions of the acquisition agreement to acquire Maslonka, we are holding back purchase price consideration in the amount of $6.6 million from certain of Maslonka’s former shareholders. Of this amount, $5.5 million is contingent upon Maslonka’s achievement of certain performance targets as well as the satisfaction of any indemnification obligations owed to us, which may also be set-off against all other portions of the holdback. We expect that the holdback amount, less any amounts retained by us, will be released to the sellers in part in 2005 and the remainder in 2006.

Related Party Transactions

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties’ discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $0.3 million and $1.2 million for these services for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003, respectively. Pursuant to the Merger, this Services Agreement was terminated.

The InfraSource Group has several service contracts with Exelon and performs various services including utility construction and maintenance, telecommunications and infrastructure services on an outsourced basis to business and residential customers. Certain operating assets and liabilities of the Non-Acquired Group, including certain operating agreements (the “Operating Agreements”) with Exelon, were transferred to the InfraSource Group as of January 1, 2003, with operating results related to the Operating Agreements reflected in the accompanying consolidated statement of operations beginning with the date of transfer. Under the Operating Agreements, we perform infrastructure services on an outsourced basis to business and residential customers. Each Operating Agreement has an annual term ending on December 31 which automatically renews each year unless formally terminated by Exelon. The services were provided to Exelon at a rate that is intended to approximate market value. Revenues charged to Exelon under these contracts for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 were $10.9 million and $25.0 million, respectively. These Operating Agreements remained in place following the Merger. On January 29, 2004, Exelon relinquished its sole seat on our Board of Directors and ceased to be a related party at that time. Revenues from Exelon for the period January 1 through January 29, 2004 (the date it ceased to be a related party) were $7.6 million.

In addition to the Operating Agreements, revenues for the Predecessor periods June 21, 2003 to September 23, 2003 and January 1, 2003 to September 23, 2003 related to contracts with Exelon were $10.9 million and $28.5 million, respectively. Accounts receivable related to all revenues due from Exelon were $14.6 million at December 31, 2003.

In March 2004, after receiving approval from the required parties, we distributed $7.2 million of property and equipment that pursuant to the original terms of a purchase agreement with Blair Park were owed to three officers of Blair Park. The corresponding liability related to these assets is reflected in other liabilities—related parties in the December 31, 2003 condensed consolidated balance sheet. Additionally, we lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. Our annual lease payments are approximately $0.1 million.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these facilities will run through February 2005, subject to a four-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

In connection with the Maslonka acquisition, our Principal Stockholders secured the issuance of $10.0 million worth of letters of credit. These letters of credit were provided as credit support to enable Maslonka to secure a performance bond on a new project award. After consummation of the Maslonka acquisition, we caused the letters of credit to be terminated. We paid an aggregate fee of $0.2 million to the Principal Stockholders for providing this security.

We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly-owned by Martin Maslonka, one of our shareholders. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.

Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments of $7,000. The promissory note matures on June 30, 2006.

We sublease two equipment yards, which are owned by one of our employees, from a subsidiary of SEMCO Energy Inc. Pursuant to six-month subleases through February 2005, we will incur aggregate lease payments of $0.1 million.

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

A substantial portion of our revenues is derived from project-based work. It is generally very difficult to predict whether and when we will be awarded contracts for these projects, resulting in unpredictability in our cash flow and profitability. We expect to have a higher percentage of revenues from large-scale projects going forward, further exacerbating the unpredictability of our operating results. For example, Maslonka’s transmission line portion of the Path 15 project is an approximately $88 million contract that will be performed primarily in 2004. There can be no assurance that we will be awarded contracts for other projects to replace the revenues generated from the Path 15 contract.

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

Our top ten customers accounted for approximately 48% and 49% of our revenues during 2003 and the nine month period ended September 30, 2004, respectively, which includes work performed for those customers as a subcontractor through others. Sales to Exelon accounted for 16.0% of our revenues during 2003. In September 2003, we entered into a volume agreement with Exelon, pursuant to which we are assured a continuing level of business from Exelon through 2006 at approximately the same levels as in 2003, subject to earlier termination under limited circumstances. Revenue under the contract may vary significantly from period-to-period and may be concentrated later in the contract period. We may be unable to sustain our volume of business with Exelon after expiration of the contract.

In May 2003, Maslonka was awarded an approximately $88 million transmission line contract, relating to the Path 15 upgrade project, scheduled to be substantially completed in 2004. The Western Area Power Authority, which manages the Path 15 project, is one of our key customers in 2004. We may not be able to replace this contract after its completion.

The anticipated investment in electric infrastructure may not be as large as expected, which could reduce demand for our services or slow our growth.

Our business strategy is dependent, in part, upon the expected increased investment in the electric power grid, which may not materialize. This expected increase is based, in part, upon prospects for passage of certain Federal energy legislation and incentive based ratemaking initiatives being considered by FERC. There is considerable uncertainty as to when or whether the United States Congress will pass comprehensive Federal energy legislation as proposed in 2003, or whether it will enact any other form of energy legislation that would improve the prospects for increased investment in energy infrastructure. Even if Federal energy legislation is passed, the provisions may not incentivize increased investments in electric power transmission infrastructure in a manner that will increase demand for our services. In addition, it is uncertain whether FERC will establish incentive-based ratemaking for all interstate transmission under the control of regional transmission operators. Continued uncertainty may result in decreased demand or slower growth in demand for our services.

Seasonal and other variations may cause significant fluctuations in our cash flows and profitability, which may cause the market price of our common stock to fall in certain periods.

Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. Less work is performed by us in the winter months and work is hindered during other inclement weather events. Our profitability often decreases during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. For example, in the first half of 2003, severe cold and wet conditions increased the cost and reduced the profitability of many of our subsurface construction projects. Similar wet conditions were experienced during the second and third quarters of 2004. In addition, during periods of peak electricity demand, utilities generally are unable to remove their electric power transmission and distribution equipment from service, decreasing the demand for our maintenance services during this period. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.

Our dependence upon fixed-price contracts could result in reduced profitability or losses on projects.

We currently generate, and expect to continue to generate, the majority of our revenues under fixed-price contracts. Under fixed-price contracts, we agree to perform the entire project for a fixed price on an agreed upon schedule. We may be unable to recover any cost overruns to the approved contract price. We have experienced delays and additional costs that we have been unable to recover resulting from severe weather conditions and the required replacement of defective materials from a third party that we installed. As a result, our actual revenue and gross profits for a project may differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending on the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year. We expect that industry trends and our acquisition of Maslonka will result in an increase in the proportion of our fixed-price contracts, as most of Maslonka’s business is performed on a fixed-price basis.

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

We have an amended and restated credit facility with a group of financial institutions secured by substantially all of our assets. The terms of the amended and restated credit facility contain customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our amended and restated credit facility requires us to achieve certain financial ratios. These restrictions and covenants may limit our ability to respond to changing business and economic conditions and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our amended and restated credit facility also restrict our ability to incur indebtedness, subject to certain exceptions, including domestic intercompany indebtedness, guarantee obligations incurred in the ordinary course of business, up to $20.0 million of secured indebtedness incurred to acquire fixed or capital assets, indebtedness in respect of performance bonds, letters of credit and similar obligations incurred in the ordinary course of business, and up to $20.0 million of additional indebtedness. We had $52.9 million of availability under our secured revolving credit facility as of September 30, 2004 (after giving effect to $28.1 million of outstanding letters of credit and $4.0 million in borrowings under the revolving credit facility at that date).

Our business also frequently requires us to post letters of credit, which reduces availability under our revolving credit facility. If we are required to post letters of credit in excess of the $68 million sublimit in effect as of September 30, 2004 under our amended and restated credit facility, we would be required either to increase this sublimit or cash collateralize the letters of credit. We cannot assure you that we would be able to increase the sublimit under our credit facility or that we would have sufficient cash to obtain the required letters of credit.

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

One of our business strategies is to pursue highly strategic acquisitions. We have completed several acquisitions and plan to continue to consider strategic acquisitions now and in the future. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. In addition, our operating subsidiaries have generally maintained their own procedures and operating systems, which makes it more difficult for us to evaluate and integrate their systems and controls on a reliable company-wide basis. We have, however, imposed or are imposing specific company-wide requirements on our operating subsidiaries in a number of areas as we continue the process of integrating our acquired businesses, but these requirements may not be effective. We plan to introduce a company-wide internal audit function in the fourth quarter of 2004 to enhance our controls and procedures, including those necessary for a public company. We may experience difficulties implementing these new company-wide systems. If we fail to implement proper overall business controls, including as required to support our growth, inconsistent operating and financial practices at companies we acquire or have acquired could result.

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

If Congress or the FCC changes the law or regulations that provide subsidies for telecommunications services to schools, libraries, and certain health-care facilities, demand for some of our telecommunications services could decrease substantially. Furthermore, additional regulation of our telecommunications services could reduce the profitability of those services.

Many of our telecommunications customers benefit from the Universal Service “E-rate” program, which was set-up by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company (“USAC”) under the oversight of the Federal Communications Commission (“FCC”). To remain eligible to provide services under this program in any state, we must maintain our telecommunications authorizations in that state. Under the E-rate program, schools, libraries and certain health-care facilities may receive subsidies for certain approved telecommunications services, internet access, and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. If such a bill were passed, or if the FCC or USAC were to further limit E-rate subsidies, it could result in a decrease in the demand for our telecommunications infrastructure services by certain customers.

It is our position that the telecommunications services that we provide wholly within a particular state are subject to regulation exclusively by such state. Thus, except for a few facilities that we offer across state lines, we believe that our telecommunications-related services are not subject to regulation by the FCC as interstate telecommunications services. It is possible that the FCC may take the position, as a result of an interpretation of existing regulations and/or a change to such regulations, that some of our services are subject to FCC regulation as interstate telecommunications services. We may also expand our service offerings to include activities that are definitely subject to FCC regulation. To the extent that we are subject to FCC regulation for interstate telecommunications services, we would be required to make certain filings and revenue-based contributions related to the federal Universal Service Fund, which could reduce the profitability of our telecommunications business. We could also be subject to fines if the FCC were to determine that any of our activities or positions violated its regulations.

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

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

On February 7, 2003, Rahsanne Bickman filed suit in the Travis County District Court in Texas State Court against Maslonka and one employee alleging, among other things, gross negligence and seeking approximately $24 million in actual and compensatory damages arising out of the death of her son. On October 27, 2003, the father of the deceased, Kevin Sam, Sr., filed suit in Taylor County Texas District Court seeking unspecified damages. The claims arose out of an automobile accident that took place on December 1, 2002 on an interstate highway in Texas and resulted in death. In February 2004, Rahsanne Bickman’s claims were resolved through an out of court settlement fully funded by insurance proceeds (less a $10,000 deductible). The dismissal order was entered on March 25, 2004. The claims of Kevin Sam, Sr. have been docketed for trial on December 13, 2004.

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004. Pursuant to the appellate court’s May 28, 2004 Notice of Docketing, we filed a brief supporting our appeal on June 17, 2004. All briefings were completed on July 22, 2004, and oral arguments were heard on October 13, 2004.

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

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

INFRASOURCE SERVICES, INC.
(Registrant)
Date: November 15, 2004	By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002