Form 10-K
period 2004-12-31
INFRASOURCE SERVICES INC
filed 2005-03-24
CIK 1276827

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-32164

INFRASOURCE SERVICES, INC.

DELAWARE	03-0523754
(STATE OF INCORPORATION)	(I.R.S. ID)
100 West Sixth Street, Suite 300, Media, PA 19063
(Address of principal executive office)
(610) 480-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share, listed on the New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $158,858,460.

The number of shares outstanding of the registrant’s common stock as of March 11, 2005 was 39,330,257.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K will be incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our shareholders to be filed prior to April 29, 2005.

INFRASOURCE SERVICES, INC.
AND SUBSIDIARIES

Annual Report on Form 10-K for the year ended December 31, 2004

Forward-Looking and Cautionary Statements

In this Annual Report on Form 10-K, we have made forward-looking statements. Generally, these forward-looking statements can be identified by words like “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon our current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. These statements only reflect our predictions. Except as required by law, we will not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1, “Risk Factors” and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”).

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with the SEC from our website, http://www.infrasourceinc.com. The information on our website is not part of this Form-10K filing.

Our corporate governance guidelines and the charters of the standing committees of our Board of Directors, together with our Code of Business Conduct and Ethics and additional information regarding our corporate governance, are available on our website at www.infrasourceinc.com and will be made available, without charge, in print to any shareholder who requests such documents from Terence R. Montgomery, Senior Vice President & Chief Financial Officer, InfraSource Services, Inc. 100 West Sixth Street, Suite 300, Media, Pennsylvania 19063.

PART I

Item 1.                        BUSINESS

General

We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by five of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. A business included in our TS segment is a regulated public telecommunication utility, with facilities throughout Delaware, Maryland, New Jersey and Pennsylvania. We operate in multiple service territories throughout the United States and do not have significant operations or assets in countries outside the United States.

We provide services to our customers through contracts by our operating subsidiaries. Our contracts, which generally are awarded through competitive bidding, include fixed-price contracts and master service agreements or MSAs. Our TS segment enters into indefeasible right of use (“IRU”) lease contracts for use of telecommunications fiber in addition to MSA and fixed price contracts.

We are a Delaware corporation formed in May 2003 by our principal stockholders to acquire InfraSource Incorporated and certain of its subsidiaries from Exelon Enterprises Company, LLC (“Exelon Enterprises”). InfraSource Incorporated was originally organized in 1999 and between 1999 and January 2001, InfraSource Incorporated acquired its operating subsidiaries. Our principal stockholders are OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund II, L.P., funds managed by Oaktree Capital Management, LLC and GFI Energy Ventures LLC and are referred to in this report on Form 10-K as our “principal stockholders”. Our acquisition of InfraSource Incorporated on September 24, 2003 is referred to as the “Merger.” On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. Our principal stockholders currently hold approximately 65% of our outstanding common stock.

During 2004, we acquired Maslonka & Associates (“Maslonka”), a high-voltage aerial electric transmission line constructor, Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, and EnStructure Corporation’s (“EnStructure”) operating companies: Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, which provide construction services within the utilities and oil and gas markets throughout the Midwestern, Southern and Southeastern regions. Maslonka, Utili-Trax and the EnStructure companies are all part of the ICS segment. During 2004, we completed the sale of our telecommunications craft services business, RJE Telecom, Inc. (“RJE”), which was part of the TS segment.

Our principal executive offices are located at 100 West Sixth Street, Suite 300, Media, PA 19063 and our telephone number is 610-480-8000.

End Markets Overview

We provide infrastructure services primarily to the following end markets:

Electric Infrastructure.   We primarily focus on the construction and maintenance of electric transmission and, to a lesser extent, electric distribution systems. Electric transmission refers to power lines and associated substations through which electricity is transmitted over long distances at high voltages. Electric distribution refers to lower voltage power lines that provide electricity to end users over shorter distances.

Natural Gas Infrastructure.   The services we provide to natural gas customers primarily involve construction and maintenance of natural gas distribution and, to a lesser extent, transmission infrastructure. Natural gas distribution refers to low pressure lines that carry natural gas from higher pressure pipelines to end users. Baseline spending is sustained by on-going replacement of aging infrastructure, often mandated by state utilities commissions, and new residential construction.

Telecommunications Infrastructure.   Our TS and ICS segments provide telecommunications infrastructure construction and maintenance services primarily to Regional Bell Operating Companies and other telecommunications customers. Our TS segment provides IRU access to dark fiber infrastructure, encompassing design, construction and leasing to third parties’ “last-mile” and point-to-point fiber connections.

Our revenue mix by end market for the years ended December 31, 2003 and 2004 was:

End Market	2003	2004
Electric Power	56%	56%
Natural Gas	30%	33%
Telecommunications	12%	8%
Other	2%	3%

Approximately 81% and 58% of our telecommunications end market revenues were from the TS segment for the years ended December 31, 2003 and 2004, respectively.

For additional financial information about our segments, refer to note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.

Significant 2004 Projects

Path 15.   Path 15 is an 84-mile stretch of electric high-voltage transmission lines in the central valley of California connecting Southern California and Northern California. In May 2003, Maslonka was awarded the transmission line portion of the Path 15 project. The project was substantially completed in late November 2004, and the transmission line has been placed in service.

Arrowhead to Weston (formerly known as PowerUp Wisconsin.)   On December 15, 2003, the Public Service Commission of Wisconsin issued an authorization to proceed for the construction of a 210-mile high-voltage transmission line linking Duluth, Minnesota and Wauasau, Wisconsin. During 2004, we received authorizations to proceed on various portions of this project, and we completed the first 10-mile segment. We expect additional project authorizations through 2005, and we expect the project to continue through 2007.

Bonneville Power Administration.   In January 2004, Bonneville Power Administration (“BPA”), a division of the U.S. Department of Energy (“DOE”), awarded Maslonka a contract to construct the Schultz-Wautoma Transmission Line, a new 63.7 mile 500kV transmission line that is part of the Schultz-Hanford Area project in Washington State. The project is intended to improve reliability of the transmission grid and ensure that the BPA can continue to meet its statutory and contractual obligations to deliver power in the Pacific Northwest. During 2004, we completed approximately 50% of the project. The line is scheduled to be completed by the end of 2005.

Agreements with Exelon Corporation (“Exelon”).   In September 2003, in connection with the Merger, we entered into a volume agreement with Exelon, pursuant to which we are assured a continuing level of business from Exelon through 2006 at approximately the same levels as in 2003, subject to earlier termination under limited circumstances. Following the Merger, we also maintained several service contracts with Exelon and entered into a number of outsourced operating agreements under which we perform various services including utility construction and maintenance and telecommunications and infrastructure services on an outsourced basis to Exelon’s business and residential customers.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contracts which we have been awarded and have received a notice to begin work. In some cases, we are awarded a contract in advance of receiving the notice to begin work and, in such event, we do not classify the work as backlog. Therefore, we do not include in backlog contracts that have been awarded but have not yet begun, including, for example, those with contingent financing arrangements or release of particular permits. We include in backlog amounts under our volume agreement with Exelon only to the extent that we have an operating agreement in place covering specific services. Our backlog also includes our estimate of work to be performed under MSAs, which often have two-to-three year terms and revenues under lease commitments. Further, our customers are not contractually committed to specific volumes of services under our MSAs or long-term maintenance contracts, and many of our contracts may be terminated with minimal notice. Our backlog may not be realized as revenue or, if realized, may not result in profits. As backlog is often difficult to determine with certainty, the backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue we expected.

Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog (with the exception of contractually committed amounts in connection with our agreement with Exelon). In addition, projects may remain in our backlog for extended periods of time.

Our backlog at December 31, 2004 was approximately $935 million, of which approximately $835 million related to our ICS segment and $100 million related to our TS segment. We currently expect to complete approximately $500 million to $520 million of our backlog during 2005. Backlog is not a measure defined in generally accepted accounting principles and our methodology in determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

Industry Trends

Inadequacy of Current Electric Infrastructure.   We believe the electric infrastructure in the United States will require significant spending to remedy historical underinvestment and to respond to increasing electricity demand. The increase in demand for electricity and growth in electric power generation capacity have outpaced the increase in transmission infrastructure expenditures. This relative underinvestment has contributed to the current inadequacy of the electric power grid. In its 2002 National Transmission Grid Study, the DOE emphasized the urgent need to modernize the nation’s transmission system. The National Transmission Grid Study, Edison Electric Institute, Electric Power Research Institute, and other industry studies have documented the inadequacies of the existing transmission grid. The DOE’s January 2005 “National Energy Policy—Status Report on Implementation of National Electric Policy

Recommendations” outlines the Federal Energy Regulatory Commission’s (“FERC”) actions and ongoing initiatives to promote competition and encourage investment in transmission facilities.

Increased Outsourcing of Infrastructure Services.   Driven in part by pressures from investors, regulators, and consumer advocates, utilities are seeking ways to improve cost efficiencies. We believe that utilities are frequently able to reduce operating costs and increase efficiencies by outsourcing a range of services to third parties. Outsourcing by utilities to third-party contractors has historically been focused on capital projects (generally construction projects) and, to a lesser extent, engineering, procurement, operations and maintenance work. In addition, we believe outsourcing trends are also being driven by reduced and aging utility workforces.

As transmission owning utilities increase their budgets to improve reliability and eliminate grid congestion, we expect they will turn to outsourcing to avoid increasing the fixed cost of their internal operations. Often contractors can also provide services in a more efficient and cost-effective manner, in part by managing their labor force across various projects and multiple customers, while utilities must generally employ their labor force full-time. Service providers are also able to deploy their equipment and resources over a larger geographic footprint than utilities. Further, contractors have a direct incentive to manage projects with an emphasis on cost-effectiveness, quality and customer satisfaction. As a result, many utilities are continuing to reduce their workforces and increasing their reliance on third-party service providers to perform infrastructure services.

Favorable Regulatory, Legislative and Political Environment.   To ensure that infrastructure development keeps pace with and helps promote market development, and in response to several recent high-profile failures, federal and state governments are now prioritizing efforts to upgrade, expand and maintain the nation’s electric power grid. For example, FERC states in its Strategic Plan FY2004-2008 that its top priority is to “promote a secure, high-quality, environmentally responsible infrastructure.” This goal includes objectives to expedite appropriate energy infrastructure development to ensure sufficient energy supplies and provide for timely cost recovery by infrastructure investors.

Examples of recent and proposed actions are:

•       Transmission Rate Incentives.    In January 2003, FERC proposed a transmission incentive pricing policy that would offer a higher rate of return on investment for all transmission owners who participate in a FERC-approved regional transmission organization, or RTO, with an additional return if the transmission owner also meets certain independence requirements (i.e., it is a separate, independent transmission company, or ITC). In addition, FERC would increase the rate of return on investment in new transmission facilities if the expansion or upgrade is undertaken pursuant to an RTO’s transmission planning process. FERC has deferred its decision on proposed incentives for transmission owners expansion or upgrades undertaken pursuant to an RTO’s transmission planning process pending FERC’s finalization of a policy statement regarding such incentives throughout the industry. On a case by case basis, FERC has implemented ITC participation incentives, 15-year life accelerated depreciation, and inclusion of construction costs in rates during construction. These rate incentives are designed to encourage transmission owners to transfer control or ownership of their transmission facilities to independent, FERC-approved transmission operators. For all transmission owners who qualify, these practices also serve to encourage additional investment in transmission due to the availability of a higher rate of return.

•       More Stringent Reliability Requirements and Enforcement.   Some state utility commissions have begun to hold utilities accountable for failing to meet established minimum reliability standards or are considering such measures. In many cases, they are requiring minimum levels of capital spending to upgrade and maintain the electric power transmission and distribution network. In February 2005, FERC affirmed that compliance with new transmission reliability standards adopted by the North American Electric Reliability Council (“NERC”) is required under the Commission’s open-access transmission tariff consistent with “Good Utility Practice.” The reliability standards define the requirements for planning and operating the North American bulk electric system and require transmission system operators to publicly report violations of the electric power grid reliability standards. FERC is exploring its authority to assure infrastructure reliability and is generally taking a “trust but verify” approach to industry compliance.

•       Clarification of Generator Interconnection Policies.   In July 2003, FERC issued new standards for interconnection of large power generators to the transmission grid. These standards are intended to facilitate infrastructure development by clarifying interconnection procedures and by reducing interconnection time and cost. The ruling sets standard interconnection procedures to be followed by generators and transmission providers and clarifies interconnection cost allocation when the transmission provider is not independent. Also in July 2003, FERC proposed a notice of proposed rulemaking that would clarify and expedite interconnection procedures for small generators. FERC reaffirmed its basic approach to standard generator interconnection policies in a rehearing order issued on March 3, 2004. However, in that order, FERC also modified certain aspects of the interconnection rule, including changing the mechanism for providing credits to generation owners who paid the up-front cost of required network upgrades, to ensure that native load customers and existing transmission customers did not subsidize new generation.

Security of the Nation’s Infrastructure.   There has been growing concern related to security of the nation’s energy infrastructure including generating facilities and transmission networks, due to the threat of terrorism. Efforts to improve facility security are likely to involve both physical improvements as well as expanded monitoring. Much of the physical improvements will be performed by third-party service providers and may create new business opportunities for infrastructure services companies.

Spending Driven by Environmental Regulation.   We are seeing efforts to comply with increasingly stringent environmental regulations, primarily in the power generation sector. Most electric utilities are planning significant investment in physical plant improvements, retrofits, and upgrades to reduce harmful emissions at existing plants. We believe that this work will primarily be performed by third-party infrastructure services companies and may provide a new stream of work for companies with our relevant experience.

Business Strategy

Capitalize on Favorable Industry Trends in Utility Infrastructure Markets.   We expect that increased spending on utility infrastructure and increased outsourcing by customers in our end markets will lead to more business from our utility customers and we intend to capitalize on these trends.

Increase Our Market Share.   We intend to leverage our competitive strengths to increase our market share by:

•       gaining a greater share of our existing customers’ spending for outsourced services we currently provide to them;

•       expanding cross-selling of additional services to our existing customers;

•       obtaining business from new customers in the territories we currently serve; and

•       introducing services to new and existing customers in regions we do not currently serve.

Focus on Specialized Services that Generate High Margins.   We intend to continue to increase our focus on technically complex projects where the specialized capability of our highly skilled personnel differentiates us from many of our competitors. For example, we have targeted turnkey substation services as a core competency, where our expertise enables us to perform the work efficiently and generate above average margins.

Pursue Highly Strategic Acquisitions.   Although we do not consider acquisitions fundamental to the achievement of our objectives, we intend to evaluate and pursue acquisition opportunities to bolster our presence in select regional markets or to broaden our product and service offerings.

Our ability to achieve our business strategy is subject to numerous risks. You should consider the risks discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report on Form 10-K.

Services

Our comprehensive range of services includes the design, engineering, procurement, construction, maintenance and repair of utility infrastructure. We also:

•       provide ancillary field services such as project management, permitting, materials management, work scheduling and customer interface management;

•       refurbish, remanufacture and modify select aging electric substation equipment; and

•       lease last mile, point-to-point telecommunications infrastructure in select markets through our TS segment.

The following is an overview of the infrastructure we target for the services we provide:

•       high-voltage electric power transmission lines;

•       high-voltage electric power substations;

•       lower-voltage electric power distribution lines;

•       electrical wiring and instrumentation inside power generation plants (including work for environmental control systems for clean air compliance);

•       natural gas distribution lines;

•       natural gas transmission infrastructure (including pumping stations);

•       joint-trench operations (co-locating electric power, natural gas, telecommunications, cable and/or other utilities); and

•       telecommunications duct and cable.

Marketing and Customers

Most of our marketing is conducted regionally and our sales and marketing efforts are primarily the responsibility of the management of our operating subsidiaries. In addition, our centralized business development group coordinates, promotes and markets our services for prospective large national accounts and projects that require services from multiple operating subsidiaries. For example, we have had success in the past in selling our natural gas distribution services to existing long-term electric power customers. We plan to continue to cross-sell the complementary areas within our broad range of service offerings.

Our customers primarily include electric power utilities, natural gas utilities, government entities, telecommunications companies, and heavy industrial companies, such as petrochemical, processing and refining businesses. Many of our customers, particularly our utility customers, are highly regulated and may require numerous regulatory and siting approvals to undertake new infrastructure projects.

Our top ten customers accounted for approximately 48% and 46% of our aggregate revenues during 2003 and 2004, respectively, which includes work done for those customers as a subcontractor through others. Sales to Exelon accounted for 14%, 21% and 17% of our revenues for the periods January 1, 2003 through September 23, 2003 and May 30, 2003 through December 31, 2003, and the year ended December 31, 2004, respectively.

The TS segment had one customer that provided approximately 26% and 23% of revenues for the period May 30 to December 31, 2003 and the year ended December 31, 2004, respectively.

Seasonality and Cyclicality

Our results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. During the winter months, our ICS business segment typically experiences lower gross and operating margins. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Our working capital needs generally follow these seasonal patterns.

Additionally, our industry can be highly cyclical as evidenced by the recent declines in spending in the telecommunications and independent power producers’ generation sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Our TS segment is not significantly affected by seasonality.

Competition

The end markets in which we operate are highly fragmented and competitive. In most cases, we are bidding against numerous competitors for contract and project awards. Many of our competitors are small, owner-operated companies that typically operate in a limited geographic area. Several of our competitors, particularly for large projects that require considerable resources, are large regional or national companies focused on providing services to larger utilities. Our competition, in some cases, includes our utility customers that may choose to perform their own infrastructure work. In the future, competition may be encountered from new market entrants.

Competitive factors in the end markets in which we operate include:

•       price;

•       history of project execution (e.g., safety record, cost control, timing and experience);

•       reputation and relationships with customers;

•       geographic presence and breadth of service offerings;

•       the availability of qualified and/or licensed personnel; and

•       financial strength and the ability to obtain surety bonding.

To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could significantly reduce our revenues, margins and cash flow. For example, the petrochemical industry has reduced capital spending due to gas price increases which in turn has caused reduced revenues and gross margins for us.

We believe the following are important aspects of our ability to compete in our end markets:

•       our market leadership and reputation for high-quality service in our principal end markets;

•       the breadth of our service offerings and capabilities as compared to our competitors, which allows us to design, construct and maintain infrastructure for our customers, in some cases across multiple geographic regions;

•       our reputation as a service contractor for delivering projects on time, on budget and to customer specifications;

•       better than industry average safety record of most of our operating subsidiaries, which we believe provides us with a competitive advantage in bidding for many projects;

•       experienced and skilled workforce trained to handle technically complex projects, including high-voltage electric power work and specialized subsurface work, which we can deploy efficiently to staff projects and meet customer needs;

•       our financial strength, which is an important consideration to many customers, and improves our access to surety bonding to support our projects; and

•       a strong, experienced management team with extensive industry experience.

Types of Contracts

Under fixed-price contracts, we agree to perform the contract for a fixed-price on an agreed upon schedule. We often do, but sometimes may be unable to fully recover any cost overruns to the approved contract price. A unit-price contract is essentially a fixed-price contract with the only variable being the number of units of work performed. In our transmission and distribution contracts, units are generally measured by distance of infrastructure installed. We must estimate the costs of completing a particular project to bid for fixed-price and unit-price contracts. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Our project-based work tends to be fixed-price.

We provide services under blanket MSAs on a project-by-project basis. MSAs are typically two- to three-years in duration. Under our blanket MSAs, our customers generally agree to use us to provide certain services in a specified geographic region. However, most of our contracts, including MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, sometimes less. Further, although our customers assign work to us under the MSAs, our customers often have no obligation to assign work to us and are not required to use us exclusively, in some cases subject to our right of first refusal. In addition, many of our contracts, including our MSAs, are opened to public bid at the expiration of their terms and generally attract numerous bidders. Work performed under MSAs is typically billed on a unit-price or time-and-materials basis.

Through our TS segment, we are also party to licensing agreements where we agree to construct and lease fiber-optic telecommunications facilities, typically with lease terms from five to twenty-five years, including certain renewal options. Under these licensing agreements, our customers lease a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. We are paid a recurring monthly rental fee and sometimes are paid an upfront non-recurring fee, often as an installation fee.

Materials and Independent Contractors

Our clients supply the majority of the materials and supplies necessary to carry out our contracted work. We do, however, from time to time, obtain materials and supplies for our own account from independent third-party providers. We do not manufacture any significant amount of materials or supplies for resale. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. The recent increase in demand for transmission services has strained production resources, creating significant lead-time for obtaining transmission towers and poles. Our electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate amount of materials and supplies other than transmission towers and poles.

We occasionally use subcontractors to perform portions of our contracts and to manage workflow. These independent contractors typically are sole proprietorships or small business entities. Independent contractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. Our contracts with our subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us and to hold our subcontractors liable for their portion of the work. We generally require surety bonding from our subcontractors on projects for which we supply surety bonds to our customers.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes and wire pullers and tensioners. We have approximately 9,000 units, consisting of our fleet and equipment. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for present operations.

Training, Quality Assurance and Safety

Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. We are committed to a policy of operating safely and prudently. We require that employees complete the prescribed training program of the operating subsidiary for which they work in addition to those required by the National Electrical Contractors Association, or (“NECA”), the International Brotherhood of Electrical Workers, or (“IBEW”), and Office of Pipeline Safety Operator Qualification prior to performing more sophisticated and technical jobs. For example, all journeyman linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating subsidiary requires additional training, depending upon the sophistication and technical requirements of each particular job. In addition, certain of our employees maintain Department of Transportation Commercial Drivers Licenses and Operator Qualifications as required by their job functions. The Occupational Safety and Health Administration’s (“OSHA”) recordable rate of most of our operating subsidiaries has historically been less than the industry rate. However, the OSHA recordable rate of certain of our subsidiaries has historically been higher than the industry average. As is common in our industry, we regularly have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.

Risk Management and Insurance

We are committed to ensuring that our employees perform their work safely. We regularly communicate with our employees to promote safety and to instill safe work habits.

We have agreements to insure us for workers’ compensation and employer’s liability, auto liability and general liability, subject to deductibles of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. In addition, we have a corridor retention deductible of $1.0 million on our excess liability insurance relating to general liability. The corridor retention deductible applies on a per claim basis to general liability claims between $2.0 million and $3.0 million; however the corridor retention deductible is limited to $1.0 million for aggregate claims incurred during the policy period. Our workers’ compensation and insurance expenses have been increasing for several years. Because of these deductibles and the rising cost of insurance, we have a direct incentive to minimize claims. The nature and frequency of employee claims directly affect our operating performance. Because of the physical and sometimes dangerous nature of our business, we maintain substantial loss reserves for workers’ compensation claims. The reserves are based upon known facts and historical trends and management believes such accruals to be adequate. In addition, many of our customer contracts require us to maintain specific insurance coverage. Our insurers require us to maintain letters of credit to cover our deductible payment obligations, and the required support level increased in 2004. As of January 1, 2004, we replaced our $0.1 million deductible non-union health care benefit program with a fully indemnified program.

Regulation

Our operations are subject to various federal, state and local laws and regulations, including:

•       state-by-state licensing requirements applicable to electricians and engineers;

•       building and electrical codes;

•       permitting and inspection requirements applicable to construction projects;

•       regulations relating to worker safety and environmental protection;

•       pipeline safety laws and federal regulations;

•       telecommunications licensing requirements; and

•       special bidding and procurement requirements on government projects.

Many state and local regulations governing electrical construction require permits and licenses to be held by individuals who have passed an examination or met other requirements.

Environmental Matters

We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations, adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. In addition, we could be held liable for significant penalties and damages under environmental laws and could also be subject to a revocation of licenses or permits, which could materially and adversely affect our business and results of operations.

From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, or are currently complying with, our environmental obligations to date and that such liabilities will not have a material adverse effect on our business or financial performance. For a number of these matters, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such cleanup and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all our costs, and such unanticipated obligations or liabilities, or future obligations and liabilities may have a material adverse effect on our business operations or financial condition. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

Performance Bonds and Letters of Credit

Historically, approximately 10% to 20% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. In September 2003, we entered into a new bonding program, which we believe should be sufficient for normal operations. Our bonding program is currently secured by a $2.5 million letter of credit which will be released upon a minimum tangible net worth target. We will attempt to obtain additional unsecured bonding capacity for business opportunities arising above the current program.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We also post letters of credit to support our surety bond program and customers may require us to post letters of credit to guarantee performance under certain of our contracts. We had $28.1 million in letters of credit outstanding as of December 31, 2004 under our credit facility, primarily to secure obligations under our casualty insurance program and support our surety bonding program. In addition, Maslonka has a $5.0 million letter of credit outstanding which is collateralized with a $5.0 million time deposit.

Employees

At December 31, 2004, we employed approximately 4,200 persons, of which approximately 45% were unionized.

Our number of employees, particularly the number of general laborers, fluctuates depending upon the number and size of the projects and contracts undertaken by us at a particular time. For example, in 2004, our number of employees ranged from approximately 2,950 to 4,750. We have contracts with numerous unions, including the NECA and the IBEW, among others. We believe that our relationships with our employees and union representatives are good.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is currently a shortage of linemen capable of working on and supervising the construction of high-voltage lines. Linemen are frequently recruited across geographic regions to satisfy demand. The supply of experienced linemen and supervisors may not be sufficient to meet current or expected demand. Further, we may not be able to allocate or hire sufficient project managers for new electric power transmission projects. As a result, we may not be able to pursue certain projects and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently and support our business strategy.

Risk Factors

Our business involves numerous risks, many of which are beyond our control. The following is a description of those risks and their potential impact on our business. For additional information about factors that may affect our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Demand for our services is cyclical and vulnerable to downturns in the industries we serve, which may result in extended periods of low demand for our services.

The demand for infrastructure services in the industries we serve has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. A number of other factors, including financial conditions in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. For example, we have experienced reductions in our revenues from independent power producers in 2003 and 2004, which reflect the significant decline in construction activity and new construction awards for power generation projects. The demand for our services to natural gas distribution customers is affected by the level of new housing construction. In addition, our petrochemical customers’ demand has recently been restrained by the impact of high natural gas prices. We are also dependent on the amount of infrastructure services that our customers outsource. During downturns in the economy, our customers may determine to outsource fewer projects resulting in decreased demand for our services. In addition, the historical trend toward outsourcing of infrastructure services may not continue as we expect. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could decrease our revenues, margins, profits and cash flows.

The award of new contracts and the timing of these awards may result in unpredictable fluctuations in our cash flow and profitability.

A substantial portion of our revenues is derived from project-based work. It is generally very difficult to predict whether and when we will be awarded contracts for significant projects, resulting in unpredictability in our cash flow and profitability. We expect to have a higher percentage of revenues from large-scale projects going forward, further exacerbating the unpredictability of our operating results. For example, the Path 15 project which was an approximately $90.0 million contract, was substantially completed in 2004. There can be no assurance that we will be awarded contracts for other similar projects to replace the revenues and profits that were generated from the Path 15 contract.

In addition, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. In certain circumstances, customers may require us to provide credit enhancements, including surety bonds, letters of credit and, in rare instances, cash collateral, which we may be unable to satisfactorily obtain or provide, placing us at a competitive disadvantage compared to providers with more liquidity. The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we could incur costs that could be substantial without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts.

We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenues.

Our top ten customers accounted for approximately 48% and 46% of our revenues for the years ended December 31, 2003 and 2004, respectively, which includes work performed for those customers as a subcontractor through others. Revenues from Exelon accounted for 17% of our revenues for the year ended December 31, 2004. In September 2003, we entered into a volume agreement with Exelon, pursuant to which we are assured a continuing level of business from Exelon through 2006 at approximately the same levels as in 2003, subject to earlier termination under limited circumstances. Revenue under the contract may vary significantly from period-to-period during the term of the agreement. Further, we may be unable to sustain our volume of business with Exelon after expiration of the contract. If we lose significant customers and are not able to replace them, we could sustain decreased revenues, margins, and profits.

The departure of key personnel could disrupt our business.

We depend on the continued efforts of our executive officers and other members of our senior management. Although we have entered into employment agreements with most of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We generally do not carry key-person life insurance on our employees.

The anticipated investment in electric infrastructure may not be as large as expected, which could reduce demand for our services or slow our growth.

Our business strategy is dependent, in part, upon the expected increased investment in the electric power grid, which may not materialize. This expected increase is based, in part, upon prospects for passage of new Federal energy legislation and adoption of incentive-based ratemaking initiatives being considered by FERC. There is considerable uncertainty as to when or whether the United States Congress will pass comprehensive Federal energy legislation as currently proposed, or whether it will enact any other form of energy legislation that would improve the prospects for increased investment in energy infrastructure. Even if Federal energy legislation is passed, the legislation may not incentivize increased investments in electric power transmission infrastructure in a manner that will increase demand for our services. In addition, it is uncertain whether FERC will establish incentive-based ratemaking for all or new interstate transmission under the control of regional transmission operators. Continued uncertainty may result in decreased demand or slower growth in demand for our services.

Seasonal and other variations may cause significant fluctuations in our cash flows and profitability.

A significant portion of our business is performed outdoors, subjecting our results of operations to seasonal variations. Less work is performed by us in the winter months, and work is hindered during other inclement weather events. Our profitability often decreases during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. For example, severe conditions increased the cost and reduced the profitability of many of our subsurface construction projects during the second and third quarters of 2004. In addition, during periods of peak electricity demand, utilities generally are unable to remove their electric power transmission and distribution equipment from service, decreasing the demand for our maintenance services during these periods. Significant disruptions in our ability to perform services because of these factors could have a material adverse effect on our cash flows and results of operations.

Our dependence upon fixed-price contracts could result in reduced profitability or losses on projects.

We currently generate, and expect to continue to generate, the majority of our revenues under fixed-price contracts. Under fixed-price contracts, we agree to perform the entire project for a fixed-price on an agreed upon schedule. We may be unable to recover any cost overruns to the approved contract price. For example in the past, we have experienced delays and additional costs from severe weather conditions and the required replacement of third party defective materials, which we were unable to recover. As a result, our actual revenue and gross profits for a project may differ from those we originally estimated and could result in reduced profitability or losses on the project. Depending on the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year. Our acquisition of Maslonka has resulted in an increase in the proportion of our fixed-price contracts in 2004, as most of Maslonka’s business has been performed on a fixed-price basis. We expect that industry trends will also increase the proportion of our fixed-price contracts.

Our customers often have no obligation to assign work to us and many of our contracts may be terminated on short notice. As a result, we are at risk of losing significant business on short notice.

Certain of our customers assign work to us under MSAs. Under these arrangements, our customers generally have no obligation to assign work to us. Most of our contracts, including our MSAs may be terminated by our customers on short notice, typically 30 to 90 days, sometimes less. Moreover, our reported backlog includes estimated work to be performed under these agreements. Our backlog may not be realized as revenues if these contracts are cancelled. In addition, many of our contracts, including our MSAs, are open to competitive bidding at the expiration of their terms. As a result, we have been displaced on contracts by competitors from time to time. Our revenues could materially decline if our customers do not assign work to us or if they cancel a significant number of contracts and we cannot replace them with similar contracts.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of these schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and these amounts could exceed expected project profit margins. Many of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to two years. We may encounter difficulties in engineering, equipment and supply delivery, schedule changes, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local public opposition against the siting of transmission lines or other facilities, which may include injunctive actions as well as public protests. For example, the construction of the Arrowhead to Weston transmission line project was delayed for several years due to such factors, and some delays in this project continue to occur.

Delays and additional costs may be substantial and, in some cases, we may be required to compensate the project customer for these delays. We may not be able to recover all of these costs. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all.

In addition, our project contracts may require that our customers or other parties provide us with design or engineering information or with equipment or materials to be used on a project. In some cases, we may be provided with deficient design or engineering information or equipment or provided with information or equipment later than required by the project schedule. Our customers may also determine, after commencement of the project, to change various elements of the project. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record a negative adjustment to amounts of revenue and gross profit that were recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial.

Skilled labor shortages and increased labor costs could negatively affect our ability to operate efficiently.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is currently a shortage of linemen capable of working on and supervising the construction of high-voltage lines. Linemen are frequently recruited across geographic regions to satisfy demand. The supply of experienced linemen and supervisors may not be sufficient to meet current or expected demand. Further, we may not be able to allocate or hire sufficient project managers for new electric power transmission projects. As a result, we may not be able to pursue certain projects and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

A significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using primarily the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on our fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which is generally during the latter stages of the contract. In addition, we record earnings on cost recovery of claims when we believe recovery is probable and the amounts can be reasonably estimated; otherwise claims are recognized as revenues only to the extent of costs incurred. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Provisions of our credit facility restrict our business operations and may restrict our access to sufficient funding, including letters of credit, in the future to finance desired growth.

We have a credit facility with a group of financial institutions secured by substantially all of our assets. The credit facility contains customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to achieve certain financial ratios. These restrictions and covenants may limit our ability to respond to changing business and economic conditions and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our credit facility also restrict our ability to incur indebtedness, subject to certain exceptions, including domestic intercompany indebtedness, guarantee obligations incurred in the ordinary course of business, up to $20.0 million of secured indebtedness incurred to acquire fixed or capital assets, indebtedness in respect of performance bonds, letters of credit and similar obligations incurred in the ordinary course of business, and up to $40.0 million of additional indebtedness. We had $56.9 million of availability under the revolving credit portion of our credit facility as of December 31, 2004 (after giving effect to $28.1 million of outstanding letters of credit under the credit facility at that date).

Our business also frequently requires us to post letters of credit, which reduces availability under the revolving credit portion of our credit facility. If we are required to post letters of credit in excess of the $68.0 million sublimit in effect as of December 31, 2004 under our credit facility, we would be required either to increase this sublimit or cash collateralize the letters of credit. We cannot assure you that we would be able to increase the sublimit under our credit facility or that we would have sufficient cash to obtain the required letters of credit.

A breach of our credit facility, including our inability to comply with the required financial ratios, could result in an event of default. Upon an event of default under our credit facility, the lenders would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, the lenders would have the option to terminate any obligation to make further extensions of credit under our credit facility. Upon the event of a default under any of our secured indebtedness, including our credit facility which is secured by substantially all of our assets, the lenders could proceed to foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability could suffer.

One of our business strategies is to pursue highly strategic acquisitions. We completed several acquisitions during 2004 and plan to continue to consider strategic acquisitions now and in the future. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. In addition, our operating subsidiaries have generally maintained their own procedures and operating systems, which make it more difficult for us to evaluate and integrate their systems and controls on a reliable company-wide basis. We have imposed or are imposing specific company-wide requirements on our operating subsidiaries in a number of areas as we continue the process of integrating our acquired businesses, but these requirements may not be effective. We may experience difficulties implementing these new company-wide systems. If we fail to implement proper overall business controls for companies we acquire or fail to successfully integrate these acquired companies in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions and that such acquisitions may not be successfully completed. In these events, we may incur substantial costs without any corresponding benefit.

A significant portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. We are required to post letters of credit to support our surety bond program. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our annual volume of business, including a number of our fixed-price contracts, has required bonds. These percentages may increase depending on our mix of contracts. Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety providers to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to provide these alternatives in a timely manner, on acceptable terms or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

We are subject to the risks associated with being a government contractor.

We are a provider of services to government agencies, primarily the U.S. Department of Energy’s Federal power marketing agencies, such as the BPA. Therefore, we are exposed to the risks associated with government contracting. For example, a reduction in spending by government agencies could limit the continued funding of existing contracts with these agencies and could limit our ability to obtain additional contracts, which could result in lower revenues from these customers. The risks of government contracting also include the risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of our performance on high profile sites. In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government contract projects for a significant period of time.

In addition, government customers typically can terminate or modify their contracts with us at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates a contract or fails to renew or extend a contract, our backlog or revenue may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. A termination due to our unsatisfactory performance could expose us to liability and adversely affect our ability to compete for future contracts and orders. In cases where we are a subcontractor, the prime contract could be terminated, regardless of the quality of our services as a subcontractor or our relationship with the relevant government agency. Our government customers can also reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our services and associated materials.

Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.

Hazards related to our activities include electrocutions, fires, natural gas explosions, mechanical failure, transportation accidents and damage to equipment we work on. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, including blackouts, and may result in suspension of operations, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures. In addition, for a variety of reasons such as increases in claims, a weak economy, projected significant increases in medical costs and wages, lost compensation, and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. We may not be able to maintain adequate insurance at reasonable rates or meet collateral requirements. Further, regulatory changes implemented by OSHA could impose additional costs on us. Our safety record is an important consideration for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain projects and could be terminated from existing projects. In addition, our reputation and our prospects for future projects could be negatively affected. The OSHA recordable rate of certain of our subsidiaries has historically been higher than the industry average.

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

Many of our telecommunications customers benefit from the Universal Service “E-rate” program, which was established by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company (“USAC”) under the oversight of the Federal Communications Commission (“FCC”). To remain eligible to provide services under this program in any state, we must maintain our telecommunications authorizations in that state. Under the E-rate program, schools, libraries and certain health-care facilities may receive subsidies for certain approved telecommunications services, internet access, and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. If such a bill were passed, or if the FCC or USAC were to further limit E-rate subsidies, it could result in a decrease in the demand for our telecommunications infrastructure services by certain customers.

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

We are required to assess the effectiveness of our internal controls over financial reporting, which will require significant effort and financial resources and could identify deficiencies that we would have to remedy. We are also planning to implement a company-wide information technology system which could disrupt our day-to-day operations temporarily.

In connection with our preparation of 2005 audited financial statements and thereafter, we are required to assess our internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. We are currently in the evaluation phase of the design and operational effectiveness of our controls. To assist us on this project, we have supplemented our internal project teams with outside specialists. We expect our assessment of internal controls over financial reporting to require the commitment of substantial financial and personnel resources.

Since we are only in the evaluation process, we cannot predict whether we will identify material weaknesses in our systems or whether we will ultimately be able to conclude that our internal controls over financial reporting are effective. In the event deficiencies are discovered, we will investigate them, assess what effect, if any, they may have on our system of internal controls over financial reporting and, as appropriate, remediate them.

In addition, during 2005 and 2006, we plan to begin implementation of a new integrated, company-wide information technology system known as Enterprise Resource Planning (“ERP”), with an expected start up in 2006 or 2007. The ERP will replace the individual information technology systems of our operating subsidiaries and is designed to meet in a uniform manner the information technology needs of our operations, including financial systems, marketing, human resources, insurance, claims and surety bonding and communications. Development and implementation of the ERP will require substantial financial and personnel resources. While the ERP is designed to improve and enhance our information technology capabilities, implementation of an entirely new information technology system across all of our operating companies exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes.

Our principal stockholders may exercise control over the Company.

Our principal stockholders currently own approximately 65% of our common stock. As a result, our principal stockholders, if they choose to act together, are able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions, and have significant control over our management and policies. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of other stockholders to approve transactions that they may deem in their best interest.

Our principal stockholders currently have three representatives serving as directors of the Company. We rely on the “controlled company” exception to the board of directors and committee composition independence requirements under the rules of the New York Stock Exchange. The “controlled company” exception does not modify the independence requirements of our audit committee.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 1, 2005:

Name	Age	Position(s)
David R. Helwig	53	Chief Executive Officer and President, Director
Terence R. Montgomery	41	Chief Financial Officer, Senior Vice President and Secretary
Stephen J. Reiten	55	President and Chief Operating Officer, MJ Electric, Inc.
Paul M. Daily	48	President and Chief Executive Officer, InfraSource Underground Services, Inc.
Lawrence P. Coleman	47	President, Blair Park Services, Inc. and Sunesys, Inc.
R. Barry Sauder	45	Vice President, Corporate Controller and Chief Accounting Officer

David R. Helwig has been the Chief Executive Officer of InfraSource Services since September 2003 and became a member of our board of directors in October 2003. Mr. Helwig also serves as President of InfraSource Incorporated, a position he has held since April 2002 and as Chief Executive Officer of InfraSource Incorporated, a position he has held since September 2003. Prior to joining InfraSource Services, Mr. Helwig served as President and as Chief Operating Officer of InfraSource Incorporated from April 2002 to September 2003 and as Executive Vice President of Commonwealth Edison from October 2000 through April 2002. Prior to his role as Executive Vice President of Commonwealth Edison, Mr. Helwig was the Senior Vice President of Exelon Corporation and Commonwealth Edison Nuclear Generation Groups from January 1998 through October 2000.

Terence R. Montgomery has been the Chief Financial Officer and Senior Vice President of InfraSource Services since September 2003. Mr. Montgomery joined InfraSource Incorporated in January 2000 and became its Chief Financial Officer in July 2001. Prior to his role as Chief Financial Officer, Mr. Montgomery served as Senior Vice President of Corporate Development at InfraSource Incorporated and Manager of Corporate Development at PECO Energy from April 1999 to January 2000.

Stephen J. Reiten joined InfraSource Incorporated as part of M.J. Electric, Inc., which was acquired by InfraSource Incorporated in December 2000. Mr. Reiten was named as M.J. Electric, Inc.’s President in January 2002 and served as its Chief Operating Officer since 2001. From 1999 to 2001, Mr. Reiten served as M.J. Electric, Inc.’s Director of Special Projects.

Paul M. Daily joined InfraSource Incorporated in December 2002 as the President and Chief Executive Officer of InfraSource Underground Services, Inc. Prior to joining InfraSource Incorporated, Mr. Daily served as Corporate Senior Vice President of Construction at Tyco Infrastructure Services from June 2000 through November 2002. Prior to employment with Tyco Infrastructure Services, Mr. Daily served as Vice President of Planning and Development for the Wilbros Group, an independent contractor serving the oil and gas industry.

Lawrence P. Coleman joined InfraSource Incorporated as part of Blair Park Services, Inc. and Sunesys, Inc., which were acquired by InfraSource Incorporated in January 2001. Mr. Coleman served as President and Vice President of Blair Park. Mr. Coleman was named President of Sunesys in January 2001. Prior to his position as President of Sunesys, Inc., Mr. Coleman served as Vice President and General Manager of Engineering/Business Development.

R. Barry Sauder joined InfraSource Services in April 2004 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining InfraSource Services, Mr. Sauder served as the Vice President of Finance and Controller of GSI Commerce from December 2000 through April of 2004. From August of 2000 to December of 2000, Mr. Sauder was the Assistant Vice President and Corporate Controller of MainStream PCS. Mr. Sauder served as Director of Finance for GSI Commerce from August 1999 to August of 2000.

Item 2.                        PROPERTIES

Our headquarters are located in Delaware County, Pennsylvania. As of December 31, 2004, we owned 24 facilities and leased 77 properties throughout the United States. With the exception of our headquarters and one other leased property used for TS operations, all facilities and properties are used for ICS operations. We have pledged our owned properties as collateral under our credit facility. Most of our properties are used as offices or fleet operations. We believe that our facilities are adequate for our current operations.

Item 3.                        LEGAL PROCEEDINGS

On February 7, 2003, Rahsanne Bickman filed suit in the Travis County District Court in Texas State Court against Maslonka and one employee alleging, among other things, gross negligence and seeking approximately $24 million in actual and compensatory damages arising out of the death of her son. On October 27, 2003, the father of the deceased, Kevin Sam, Sr., filed suit in Taylor County Texas District Court seeking unspecified damages. The claims arose out of an automobile accident that took place on December 1, 2002 on an interstate highway in Texas and resulted in death. In February 2004, Rahsanne Bickman’s claims were resolved through an out of court settlement fully funded by insurance proceeds (less a $10,000 deductible). The dismissal order was entered on March 25, 2004. The claims of Kevin Sam, Sr. were initially docketed for trial on December 13, 2004; however the case was settled by our insurance carrier prior to the trial date.

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004. All briefings have been completed and oral arguments were heard on October 13, 2004. A ruling is expected within six to ten months. A liability of $3.8 million was recorded in 2003 and is included in our consolidated balance sheet at December 31, 2003 and 2004, respectively.

In addition, pursuant to our service contracts, we also generally indemnify our customers for the services we provide thereunder. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of any such proceedings could result in significant costs and diversion of management’s attention to our business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity position.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of the proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows, or financial condition.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”), and trades under the symbol “IFS.” The following table sets forth the low and high sales prices of our common stock, during each of the fiscal periods presented based on the NYSE consolidated transaction report:

	Low Sale Price	High Sale Price
Fiscal Year Ended December 31, 2004
Second Quarter (from May 7, 2004)	$11.50	$13.14
Third Quarter	7.66	12.59
Fourth Quarter	10.10	14.98

According to the records of our transfer agent, there were approximately 1,578 stockholders of record as of March 8, 2005.

We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business, and to reduce outstanding debt. Accordingly, we do not currently intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the terms of our credit facility include limitations on the payment of cash dividends by InfraSource Incorporated to us without the prior consent of the lenders.

Item 6.                        SELECTED FINANCIAL DATA

The following table presents selected financial data for the last five fiscal years. The consolidated statement of operations data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and the consolidated balance sheet data at December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our consolidated financial statements, which include the results of our predecessor entity, InfraSource Incorporated, as of and for the years ended December 31, 2000, 2001 and 2002, and for the period January 1, 2003 to September 23, 2003, and our results for the period May 30, 2003 (date of inception) to December 31, 2003, and for the year ended December 31, 2004 and at December 31, 2003 and 2004. We had no operating activity prior to the Merger on September 24, 2003. Comparability of the 2003 periods to the year ended December 31, 2004 is also impacted by our acquisitions in 2004 of Maslonka, Utili-Trax, and EnStructure.

This selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Items 7 and 8, respectively, of this Form 10-K.

				For the Period
				January 1 to
	For the Year Ended December 31,			September 23,
	2000	2001	2002	2003
	(Predecessor	(Predecessor	(Predecessor	(Predecessor
	entity—	entity—	entity—	entity—	For the Period	For the Year
	InfraSource	InfraSource	InfraSource	InfraSource	May 30 to	Ended
	Incorporated and	Incorporated and	Incorporated and	Incorporated and	December 31,	December 31,
	Subsidiaries)	Subsidiaries)	Subsidiaries)	Subsidiaries)	2003	2004
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Contract revenues	$452,941	$609,327	$566,469	$382,627	$137,643	$651,023
Cost of revenues	368,573	502,788	459,706	330,322	113,819	546,746
Gross profit	84,368	106,539	106,763	52,305	23,824	104,277
Selling, general and administrative expenses	59,350	70,691	63,237	50,062	14,771	65,246
Merger related costs(1)	—	—	—	16,242	—	(228)
Provision (recoveries) for uncollectible accounts	10,049	8,676	7,964	236	178	(274)
Amortization of intangible assets and goodwill	7,269	16,047	—	—	2,600	12,350
Income (loss) from operations	7,700	11,125	35,562	(14,235)	6,275	27,183
Interest income	344	186	1,438	1,376	60	572
Interest expense and amortization of debt discount	(2,071)	(1,896)	(388)	(27)	(3,966)	(10,178)
Loss on early extinguishment of debt	—	—	—	—	—	(4,444)
Other income (expense)	1,287	976	8,189	(3,556)	(130)	1,166
Income (loss) before income taxes, discontinued operations, cumulative effect of a change in accounting principle and extraordinary item	7,260	10,391	44,801	(16,442)	2,239	14,299
Income tax expense (benefit)	4,406	7,049	14,564	(5,240)	923	5,824
Net income (loss) from continuing operations	2,854	3,342	30,237	(11,202)	1,316	8,475
Income (loss) from discontinued operations, net of tax	(843)	(9,386)	(1,574)	(12,316)	(57)	505
Gain on disposition of discontinued operation, net of tax	—	—	—	—	—	596
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle, net of tax	2,011	(6,044)	28,663	(23,518)	1,259	9,576
Extraordinary item, net of tax(2)	—	—	—	—	76	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(204,100)	—	—	—
Net income (loss)	$2,011	$(6,044)	$(175,437)	$(23,518)	$1,335	$9,576
Basic Income (loss) per common share:
Weighted average basic common shares outstanding	31,717	48,155	48,086	47,585	10,782	35,172
Basic income (loss) per share—continuing operations	$0.09	$0.07	$0.62	$(0.24)	$0.12	$0.24
Basic income (loss) per share—discontinued operations	(0.03)	(0.20)	(0.03)	(0.26)	(0.01)	0.01
Basic income per share—gain on disposition of discontinued operation	—	—	—	—	—	0.02
Basic income per share—extraordinary item	—	—	—	—	0.01	—
Basic loss per share—cumulative effect of a change in accounting principle, net of tax	—	—	(4.24)	—	—	—
	$0.06	$(0.13)	$(3.65)	$(0.50)	$0.12	$0.27
Diluted Income (loss) per common share:
Weighted average diluted common shares outstanding	31,717	48,155	48,086	47,585	11,031	36,139
Diluted income (loss) per share—continuing operations	$0.09	$0.07	$0.62	$(0.24)	$0.12	$0.23
Diluted income (loss) per share—discontinued operations	(0.03)	(0.20)	(0.03)	(0.26)	(0.01)	0.01
Diluted income per share—gain on disposition of discontinued operation	—	—	—	—	—	0.02
Diluted income per share—extraordinary item	—	—	—	—	0.01	—
Diluted loss per share—cumulative effect of a change in accounting principle, net of tax	—	—	(4.24)	—	—	—
	$0.06	$(0.13)	$(3.65)	$(0.50)	$0.12	$0.26

	As of December 31,
	2000	2001	2002
	(Predecessor entity—	(Predecessor entity—	(Predecessor entity—
	InfraSource	InfraSource	InfraSource
	Incorporated and	Incorporated and	Incorporated and
	Subsidiaries)	Subsidiaries)	Subsidiaries)	2003	2004
	(in thousands)
Working capital	$100,574	$97,546	$156,379	$64,523	$99,036
Total assets	688,628	749,689	509,266	367,577	522,480
Total debt	163	1,046	439	163,490	85,764
Total stockholders’ equity	519,337	557,474	373,721	92,849	283,983

(1)     Represents fees and expenses related to the Merger, including severance and retention costs and professional service fees.

(2)     Upon adoption of SFAS No. 142, we recorded a non-cash charge of $204.1 million (net of tax) to reduce the carrying amount of goodwill and other intangibles to their implied fair value. See Note 1 to our consolidated financial statements.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. On September 24, 2003, we acquired the InfraSource Group from Exelon Corporation (the “Merger”) pursuant to an Agreement and Plan of Merger dated June 17, 2003. In connection with the Merger, we acquired all of the voting interests of InfraSource Incorporated for total purchase price consideration of $231.5 million, including transaction costs, purchase price contingencies and working capital settlement.

We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by five of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. A business included in our TS segment is a regulated public telecommunication utility, with facilities throughout Delaware, Maryland, New Jersey and Pennsylvania. We operate in multiple service territories throughout the United States and do not have significant operations or assets in countries outside the United States.

We had revenues of $651.0 million for the year ended December 31, 2004, of which approximately 56% was attributable to electric power customers, 33% to natural gas customers, 8% to telecommunications customers, and 3% to ancillary services. Approximately $30.3 million or 58% of the telecommunications revenue was derived from our TS segment for the year ended December 31, 2004. Our top ten customers accounted for approximately 46% of our consolidated revenues for the year ended December 31, 2004. Exelon Corporation (“Exelon”) accounted for approximately 17% of our consolidated revenues for the year ended December 31, 2004.

Our consolidated backlog was $935 million as of December 31, 2004, 18% higher than our pro forma consolidated backlog of $790 million as of December 31, 2003. Pro forma backlog included amounts for Maslonka & Associates (“Maslonka”) prior to our acquisition of Maslonka in January 2004, however it did not include preacquisition balances for our third quarter 2004 acquisitions, Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”) and EnStructure Corporation’s operating companies (“EnStructure”). Preacquisition backlog amounts for Utili-Trax and EnStructure were not readily available. Our ICS segment backlog was approximately $835 million as of December 31, 2004, 19% higher than comparable backlog of approximately $700 million as of December 31, 2003. Our TS segment backlog was approximately $100 million as of December 31, 2004, 11% higher than comparable backlog of approximately $90 million as of December 31, 2003.

On May 12, 2004, we completed our Initial Public Offering (“IPO”) of 8,500,000 shares of common stock at a price to the public of $13 per share. The net proceeds of the offering to us of approximately $100.8 million, after deducting underwriters’ discounts and offering expenses, were used as follows: (1) $50.2 million was used to repay a portion of term loans outstanding under our senior credit facility; (2) $30.0 million was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20.6 million were retained for general corporate purposes.

Our performance is affected by the capital spending of our customers. In the last several years, our business has been impacted by several important trends affecting our end markets.

•       Electric utilities are key customers and provide us with a diversified variety of projects, including aerial transmission work, substations, in-plant engineering, maintenance and upgrades. In recent years, our business from these customers has been relatively stable despite financial pressures on some utilities. Although some utilities have restrained their overall capital spending, the effects on third-party contractors have been partially offset by an increase in the proportion of work that these customers outsource. We saw an increase in annual capital spending in 2004, as well as announced increases in capital spending plans going forward for a number of utilities.

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

•       The move towards deregulation of the electric utility industry in the 1990s created opportunities for independent power producers, or IPPs, which constructed or acquired substantial generating capacity resulting in an increased demand for our services, particularly in providing “turnkey” substations, switching yards and interconnections. In these projects, we would typically engineer, procure materials for, and construct the entire project. These turnkey projects have a substantial impact on our revenues because, when we procure materials for our customers in addition to providing services, the value of those materials results in higher revenues than in a services-only contract. IPP spending declined significantly in 2003, with a substantially reduced contribution to our 2003 financial performance. This trend continued into 2004, although we have recently received several awards for in plant electrical construction services on new IPP facilities.

•       During the late 1990s, service contractors like us benefited from rapidly expanding demand for telecommunications infrastructure, as telecommunications providers installed new long-haul optical fiber networks nationwide. This demand peaked in 2000 and declined significantly through 2003 as many of these customers have experienced financial distress and have been unable to access capital. We continue to see relatively low levels of activity in this industry sector, although our TS segment has recently received several awards for “fiber to the premises” work.

•       The decline in telecommunications spending on fiber-optic network construction led to an overcapacity of contractors serving this market. In response, many of these contractors began competing for opportunities in other industries, such as natural gas distribution infrastructure. This led to increased competition for projects from natural gas utilities, and pricing pressure, resulting in lower gross margins for us, particularly in 2002 and the first half of 2003. We believe some of these new market entrants have exited the natural gas distribution market. In addition, there has been continued strength in the housing construction market. As a result of these factors, we experienced improved bidding conditions and profit margins in the latter half of 2003 and throughout 2004.

The effects of extreme adverse weather and losses on certain contracts contributed to lower gross margins in the first half of 2004. As has been common in our industry, we also experienced increases in workers’ compensation and insurance expenses in recent years and, recently have experienced significant increases in our fuel expenses needed to operate our fleet of equipment.

Acquisitions and Dispositions

Merger:   In the Merger on September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated for total purchase price consideration of $231.5 million, including transaction costs, purchase price contingencies and the working capital settlement. In connection with the Merger, we entered into a new term loan and revolving credit facility providing for a term loan of $140.0 million and a revolving credit facility of up to $40.0 million, with availability for letters of credit of $25.0 million. In addition, we issued a long-term subordinated note payable to Exelon, the former majority owner of InfraSource Incorporated, for $29.0 million. The proceeds of the term loans and the subordinated note, together with the issuance of 19,912,664 shares of our common stock for cash of $91.5 million, were used to finance the redemption of all the then-outstanding shares of InfraSource Incorporated common stock and to fund certain expenses related to the Merger. The value assigned to the common stock resulted from the negotiated transaction for the purchase of the InfraSource Group. The InfraSource Group is reflected in the accompanying consolidated statements of operations beginning September 24, 2003, the acquisition date and is also reflected as the predecessor entity for all periods prior to the Merger.

In accordance with the terms of the Merger, the purchase price was subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. We finalized the working capital adjustment, as well as various other purchase price contingencies, during the year ended December 31, 2004, resulting in a payment to us from Exelon of approximately $7.7 million, including interest of approximately $0.2 million.  During the year ended December 31, 2004, we also finalized certain allocation estimates, including the valuation of certain specialty equipment acquired. The aggregate effect of these purchase price adjustments was a decrease to goodwill of approximately $0.9 million. In accordance with the terms of the Merger, we may be entitled to additional contingency payments from Exelon. Any such payments would result in future adjustments to goodwill, which could be material.

As of December 31, 2003 and 2004, goodwill related to the Merger, was $68.9 and $70.5 million, respectively. As of December 31, 2004, $8.5 million and $62.0 million of the Merger goodwill is related to our TS and ICS segment, respectively.

Acquisition of Maslonka:   On January 27, 2004, we acquired all of the voting interests of Maslonka, a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The final allocation of the purchase price is subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We expect the working capital adjustment to be finalized during 2005 and expect the holdback amounts, less any amounts retained by us, will be released to the sellers in 2005 and 2006. Under the terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million is contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. Any adjustments resulting from the working capital adjustment and holdback adjustments could result in an adjustment to goodwill, which amounts we do not expect to be material. The results of Maslonka are included in our consolidated results beginning January 27, 2004.

We financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to our principal stockholders and certain members of our management team for cash of $27.5 million. The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $62.7 million.

Acquisition of Utili-Trax:   On August 18, 2004, we acquired substantially all of the assets and assumed certain liabilities of Utili-Trax, which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, for total purchase price consideration of $5.3 million in cash, including transaction costs. The results of Utili-Trax are included in our consolidated results beginning August 18, 2004. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $1.3 million.

Acquisition of EnStructure:   On September 3, 2004, we acquired substantially all of the assets and assumed certain liabilities of EnStructure’s operating companies, Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, for total purchase price consideration of $20.9 million in cash, including transaction costs. EnStructure, the construction services business of SEMCO Energy, Inc., provides construction services within the utilities, oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States. The results of EnStructure are included in our consolidated results beginning September 3, 2004. The fair value of the EnStructure net assets exceeded the purchase price. Therefore, as described in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, we decreased the eligible assets by the excess amount.

Disposition of RJE Telecom:   During 2003, subsequent to the Merger, we committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”). On September 21, 2004, we completed the sale of substantially all of the assets of RJE Telecom, Inc. (“RJE”), a wholly owned subsidiary of OSP, for aggregate cash proceeds of $9.4 million, net of transaction costs. The sale of the RJE assets resulted in a gain of $0.6 million (net of $0.4 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations. The RJE sale completed our commitment to sell substantially all of the assets of OSP. RJE was part of our TS segment.

Discontinued Operation:   In addition, in the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”), a part of our ICS segment. See “Results of Operations” for additional information.

Outlook

Like many companies that provide specialty-contracting services, we are subject to market cycles in our end markets that can affect our results of operations. Our customer diversity provides some insulation from these effects. We focus on the elements of the business we can control, including improved bidding, cost control, the margins we accept on projects, collecting receivables, and providing quality service to the markets we serve. Our operating margins can be affected by the seasonality of our business, and also by the mix of the work that we are executing in any given quarter or year. The first quarter is typically our weakest for both revenue and margin as winter weather hampers our outdoor construction operations. Fixed-price high-voltage electric project work typically carries higher margins than either our distribution and industrial electric work or our natural gas operations which is almost exclusively distribution related. Although other factors may impact us, including some we do not foresee, we believe our 2005 performance will be affected by the following:

•       We expect a shift in our work mix to a greater proportion of distribution gas and electric work which carries lower margins than our high-voltage electric power transmission and substation projects. Part of this effect is due to the acquisitions of EnStructure and Utili-Trax during the third quarter of 2004 and the completion of the Path 15 project which has not yet been replaced in backlog.

•       We expect an increase in bidding activity for our electric transmission infrastructure services due to the heightened awareness of the need to improve our nation’s electric power transmission and distribution infrastructure. The timing of the award of these projects is such that we do not expect any new large project awards to affect our results of operations during the first half of 2005, and due to the longer timeframes for these types of projects, our ability to recognize significant revenues from any awarded projects in the latter half of 2005 is uncertain.

•       We do not expect any rebound in spending relating to long-haul telecommunications construction or IPP generation capacity, but we have received recent awards for “fiber to the premises” construction projects for Regional Bell Operating Companies.

•       We expect continued steady demand for our services from our natural gas and telecommunications customers, assuming continued strength in the housing construction market.

•       During 2005 we expect to realize $500 to $520 million of our $935 million of backlog existing at December 31, 2004. That backlog is comprised of the following service types:

•        Natural gas distribution—$387 million

•        Electric—$359 million

•        Telecommunications—$170 million ($100 million relates to our TS segment)

•        Other—$19 million

•       We expect an increase in our selling, general and administrative costs for 2005 due to our Sarbanes-Oxley section 404 compliance efforts, the planning for our Enterprise Resource Planning software implementation and also due to the increase in the size of our operations as a result of our 2004 acquisitions and internal growth.

Seasonality and Cyclicality

Our results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. During the winter months, our ICS business segment typically experiences lower gross and operating margins. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Our working capital needs generally follow these seasonal patterns.

Additionally, our industry can be highly cyclical as evidenced by the recent declines in spending in the telecommunications and independent power producers’ generation sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Our TS segment is not significantly affected by seasonality.

Inflation

Due to relatively low levels of inflation experienced during the fiscal years ended December 31, 2002, 2003 and 2004, inflation did not have a significant effect on our results.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition.   We record revenues from fixed-price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers, and financial professionals. Changes in job performance, job conditions and final contract settlements, among others, are factors that influence management’s assessment of the total estimated costs to complete these contracts and, therefore, our gross profit recognition. We recognize the loss in full on any contract as soon as our estimate of costs to complete exceeds expected revenues. Revenues related to unapproved change orders and claims are recognized when it is probable that additional revenues will result, and the amount can be reasonably estimated. This assessment is made for unapproved change orders and claims by reviewing our legal basis for the claim, including objective evidence to support the claim and ensuring the claim is not a result of our deficiencies in the performance of the contract and costs incurred are reasonable. Assuming we meet the revenue recognition criteria for the claim, we only record revenues up to the costs incurred. Gross margin on the claim, if any, is recorded upon settlement with the customer. Estimates for claims assessment involve uncertainties, including the contractual basis for the claim and whether or not the additional costs were foreseeable at the contract date. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

Revenues from MSAs and maintenance contracts are based on unit prices or time and materials and are recognized as the units are completed for unit-price contracts and when the work is performed for time and materials contracts. Revenues earned on short-term projects and under contracts providing for substantial performance of services are generally recorded under the completed contract method. In limited instances, revenues on short-term projects are recorded on a percentage-of-completion basis. Revenues earned pursuant to fiber-optic facility licensing agreements, including initial fees, are recognized ratably over the expected length of the agreements.

Costs and estimated earnings in excess of billings, classified as a current asset, primarily relate to revenues for completed but unbilled units under unit-based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for fixed-price contracts. For contracts in which billings exceed contract revenues recognized to date, such excesses are classified as a current liability in the caption billings in excess of costs and estimated earnings in the accompanying balance sheets.

Self-Insurance.   We were insured for workers’ compensation and employer’s liability, auto liability and general liability claims, subject to a deductible of $0.5 million per occurrence for the years ended December 31, 2002 and 2003 and for the period January 1, 2004 through September 30, 2004. As of October 1, 2004, we have agreements to insure us for workers’ compensation and employer’s liability, auto liability and general liability, subject to a deductible of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. In addition, we have a corridor retention deductible of $1.0 million on our excess liability insurance relating to general liability. The corridor retention deductible applies on a per claim basis to general liability claims between $2.0 million and $3.0 million; however the corridor retention deductible is limited to $1.0 million for aggregate claims incurred during the policy period. As a result of these large deductibles, we are effectively self-insured. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Management utilizes known facts and historical trends, as well as actuarial valuations, in order to determine our self-insurance liabilities.

The method of calculating the estimated accrued liability for self-insured claims is subject to inherent uncertainty. If actual results significantly differ from our estimates used to calculate the liability, our financial condition and results of operations could be materially impacted.

Valuation of Goodwill and Intangible Assets.   In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. We generally complete our annual analysis of our six reporting units at each fiscal year end. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income (loss) from operations. Intangible assets with definite lives are also reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be realizable.

Management makes certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized. When necessary, we engage third party specialists to assist us with our valuations. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model.

Income Taxes.   Income taxes are accounted for using SFAS No. 109 “Accounting for Income Taxes.” Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax audits and issues. In addition, valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of the asset. We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on our consolidated financial statements.

Basis of Reporting

Revenues.   We enter into contracts principally on the basis of competitive bids, the final terms and prices of which we frequently negotiate with the customer, and which are often subject to changes in work scope during performance of the contract. Although the terms of our contracts vary considerably, most are made on either a fixed-price basis or unit-price basis. For fixed-price contracts, we agree to perform the work for a fixed amount for the entire project. For unit-priced contracts, we agree to perform the work for a price per unit of work performed (unit-price). We also perform services on a cost-plus or time-and-materials basis.

We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit-price or cost-plus master service agreements that are generally renewable in one-to three-year increments. Most of our revenues are derived from contractual services provided to customers, and are reported as earned by the completion of specific components of the contracts. Please see “—Critical Accounting Policies and Estimates—Revenue Recognition” for a discussion of our revenue recognition policy. Our fixed-price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment, which we record as a receivable, and remits the retainage to us upon completion and approval of our services.

Cost of Services.   Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margins, which are gross profits expressed as a percentage of revenues, are typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can generally estimate materials costs more accurately than labor costs, which can vary based upon site conditions, weather, project duration and the degree to which third-party subcontractors are involved on a project. Therefore, to compensate for the potential variability of labor costs, we seek higher margins on labor-intensive projects.

Due to the nature of our work, insurance represents a significant portion of the cost of our services. Fluctuations in insurance accruals related to deductibles could have an impact on operating margins in the period in which such adjustments are made. During 2003, we increased our insurance reserves for periods prior to 2003 by $8.6 million due to a change in estimate resulting from an updated actuarial analysis. Our accruals at December 31, 2003 and 2004 are based upon known facts and historical trends and management believes such accruals to be adequate. Please see “—Critical Accounting Policies and Estimates—Self Insurance” for a discussion of our self insurance policy.

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees at both the corporate and operating units’ level. Also included in selling, general and administrative expenses are non-income related taxes and depreciation for assets not utilized in the operations of the business.

Results of Operations

The tables below set forth select statement of operations data expressed in dollars and as a percentage of revenues for the periods indicated. Our results of operations for the period May 30, 2003 (date of inception) through December 31, 2003 include the effects of the Merger that occurred on September 24, 2003. We accounted for the Merger as a purchase in accordance with SFAS No. 141, which impacted our operations as discussed in more detail below. Information for the year ended December 31, 2003 is presented on a pro forma basis after giving effect to the Merger as if it occurred on January 1, 2003, but not the Maslonka acquisition.

We have presented the 2003 information on a pro forma basis because we believe it provides a more meaningful comparison of results for investors. We have also included a brief summary of the 2003 historical results of our predecessor entity for the period January 1, 2003 through September 23, 2003 and of our 2003 historical results for the period May 30, 2003 through December 31, 2003.

Subsidiaries of InfraSource Incorporated which were not acquired in the Merger (the “Non-Acquired Group”) were distributed to its parent, Exelon Enterprises Company LLC (“Enterprises”), a wholly owned subsidiary of Exelon prior to the Merger. These subsidiaries are reflected as discontinued operations in the accompanying financial statements as of and for the period ended September 23, 2003 and for all periods prior to the Merger. The results of operations of OSP and ULMS are also reflected as discontinued operations in our accompanying financial statements for the period September 24, 2003 to December 31, 2003 and the year ended December 31, 2004. For the predecessor entity’s year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003, OSP is included in continuing operations. The predecessor entity’s financial results have not been adjusted for discontinued operations that occurred subsequent to the Merger. ULMS was held for sale by the predecessor, therefore, ULMS’s financial position, results of operations, and cash flows are included in discontinued operations in the predecessor entity’s financial statements for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003. We acquired ULMS from Exelon in December 2003 (see Note 3 to our Notes to consolidated financial statements included elsewhere in this Form 10-K).

	Year Ended December 31, 2002	Period January 1 to September 23, 2003	Period May 30 to December 31, 2003	Merger Adjustments	Pro Forma for Merger Year Ended December 31, 2003	Year Ended December 31, 2004
	(in thousands)
Contract revenues	$566,469	$382,627	$137,643	$—	$520,270	$651,023
Cost of revenues	459,706	330,322	113,819	(2,591)	441,550	546,746
Gross profit	106,763	52,305	23,824	(2,591)	78,720	104,277
Selling, general and administrative expenses	63,237	50,062	14,771	75	64,908	65,246
Merger related costs	—	16,242	—	(16,242)	—	(228)
Provision (recoveries) of uncollectible accounts	7,964	236	178	—	414	(274)
Amortization of intangible assets	—	—	2,600	1,500	4,100	12,350
Income (loss) from operations	35,562	(14,235)	6,275	17,258	9,298	27,183
Interest income	1,438	1,376	60	—	1,436	572
Interest expense and amortization of debt discount	(388)	(27)	(3,966)	(9,687)	(13,680)	(10,178)
Loss on early extinguishment of debt	—	—	—	—	—	(4,444)
Other income (expense)	8,189	(3,556)	(130)	—	(3,686)	1,166
Income (loss) before income taxes	44,801	(16,442)	2,239	7,571	(6,632)	14,299
Income tax expense (benefit)	14,564	(5,240)	923	3,104	(1,213)	5,824
Income (loss) from continuing operations	30,237	(11,202)	1,316	4,467	(5,419)	8,475
Discontinued operations, net of tax	(1,574)	(12,316)	(57)	—	(12,373)	1,101
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle, net of tax	28,663	(23,518)	1,259	4,467	(17,792)	9,576
Extraordinary item, net of tax	—	—	76	—	76	—
Cumulative effect of a change in accounting principle, net of tax	(204,100)	—	—	—	—	—
Net income (loss)	$(175,437)	$(23,518)	$1,335	$4,467	$(17,716)	$9,576

	Year Ended December 31, 2002	Pro Forma for Merger Year Ended December 31, 2003	Year Ended December 31, 2004
Contract revenues	100.0%	100.0%	100.0%
Cost of revenues	81.2	84.9	84.0
Gross profit	18.8	15.1	16.0
Selling, general and administrative expenses	11.2	12.5	10.0
Merger related costs	0.0	0.0	0.0
Provision for uncollectible accounts	1.4	0.1	0.0
Amortization of intangible assets	0.0	0.8	1.9
Income from operations	6.2	1.7	4.1
Interest income	0.3	0.3	0.1
Interest expense and amortization of debt discount	(0.1)	(2.6)	(1.6)
Loss on early extinguishment of debt	0.0	0.0	(0.7)
Other income (expense)	1.4	(0.7)	0.2
Income (loss) before income taxes	7.8	(1.3)	2.1
Income tax expense (benefit)	2.6	(0.2)	0.9
Income (loss) from continuing operations	5.2	(1.1)	1.2
Discontinued operations, net of tax	(0.3)	(2.4)	0.3
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle, net of tax	4.9	(3.5)	1.5
Extraordinary item, net of tax	0.0	0.0	0.0
Cumulative effect of a change in accounting principle, net of tax	(36.0)	0.0	0.0
Net income (loss)	(31.1)%	(3.5)%	1.5%

Company Results

Year ended December 31, 2004 compared to the year ended December 31, 2003, pro forma for the Merger

Revenues:   Revenues increased $130.8 million, or 25%, to $651.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to an $85.1 million increase in aerial electric transmission revenues, primarily from the work performed by Maslonka which we acquired on January 27, 2004, and an increase of $57.5 million from underground natural gas work, including approximately $28.9 million from third quarter acquisitions. Partially offsetting these increases were declines in revenues of $11.6 million from underground electric transmission work and $8.0 million from telecommunications work. The decrease in telecommunications revenue of $8.0 million was attributable to the inclusion of $17.6 million of revenue from OSP, the subsequently discontinued operation, which is included in the predecessor entity’s 2003 results. Absent this amount, telecommunications revenue would have increased $9.6 million primarily due to a Department of Transportation fiber construction project in our ICS segment and the increase in dark fiber leases in our TS segment. The predecessor entity’s financial results have not been adjusted for discontinued operations that occurred subsequent to the Merger.

Gross profit:   Gross profit increased $25.6 million, or 32%, to $104.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to an increase in gross profit of $19.6 million from aerial electric transmission work, including gross profit from work performed by Maslonka, and, to a lesser extent, higher gross profit from our natural gas and telecommunications businesses. These increases in gross profit were partially offset by declines in other electric power gross margins and the absence of gross margins from OSP, which is reflected in discontinued operations for the year ended December 31, 2004. Overall, gross profit margin increased to 16% from 15% of contract revenues in 2004 compared to 2003. This increase in gross profit margin is due to the mix of work, primarily an increase in fixed-price electric project work.

Selling, general and administrative expenses:   Selling, general and administrative expenses increased $0.3 million, or 1%, to $65.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. During 2004, we incurred incremental expenses of approximately $8.7 million related to the Maslonka, Utili-Trax and EnStructure acquisitions and $2.4 million for costs related to our IPO. These increases were offset by a charge to the insurance reserve for periods prior to 2003 of $8.6 million due to a change in estimate resulting from an updated actuarial analysis and $2.8 million of expenses related to OSP included in the predecessor’s 2003 results. OSP operations are included in discontinued operations for the year ended December 31, 2004.

Merger related costs:   During the year ended December 31, 2004, we recorded a credit to merger related expense of $0.4 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods. Offsetting this amount, in part, is a charge to expense of $0.2 million for retention bonuses earned during the year ended December 31, 2004.

Provision (recoveries) of uncollectible accounts:   During the year ended December 31 2004, we recorded net recoveries of $0.3 million compared to a net provision of $0.4 million for the year ended December 31, 2003. Recoveries during 2004 related to settlements with customers whose balances had been previously provided for with an allowance.

Amortization of intangible assets:   Amortization of intangible assets increased $8.3 million, or 201%, to $12.4 million during the year ended December 31, 2004 compared to $4.1 million for year ended December 31, 2003. This increase was due to amortization of intangible assets acquired in the Maslonka, Utili-Trax and EnStructure acquisitions.

Interest expense and amortization of debt discount:   We incurred $10.2 million of interest expense for the year ended December 31, 2004, a decrease of $3.5 million from the year ended December 31, 2003, principally reflecting our debt reduction during 2004.

Loss on early extinguishment of debt:   During the year ended December 31, 2004, we recorded a charge of $5.7 million related to the early extinguishment of a note payable to Exelon, and a reduction to the loss of $1.1 million for accrued interest that was forgiven. Approximately $4.5 million of the loss on extinguishment of debt is recorded in continuing operations; the remaining $0.1 million relates to ULMS and is included in discontinued operations.

Other income (expense), net:   Other income (expense) increased by $4.9 million to an other income, net balance for the year ended December 31, 2004 of $1.2 million compared to an other expense, net balance of $(3.7) million for the year ended December 31, 2003. The increase in other income was primarily due to a $3.8 million charge for a litigation judgment recorded in the year ended December 31, 2003, offset, in part, by income of $1.0 million from a key-man life insurance policy recorded in 2004.

Provision (benefit) for income taxes:   The provision for income taxes for the year ended December 31, 2004 was $5.8 million, compared to a benefit of $(1.2) million for the year ended December 31, 2003. The net increase of $7.0 million was due to taxable income in the year ended December 31, 2004 versus a taxable loss for the year ended December 31, 2003 offset, in part, by a slight decrease in the effective tax rate.

Income (loss) from continuing operations:   As a result of the factors discussed above, we recorded net income from continuing operations of $8.5 million for the year ended December 31, 2004 compared to a net loss from continuing operations of $(5.4) million for the year ended December 31, 2003.

Discontinued operations, net of tax:   Discontinued operations for periods prior to the Merger include the operating results of the non-acquired subsidiaries of Exelon. All prior historical periods have been reclassified consistent with this discontinued operations presentation. The net loss related to discontinued operations for the period January 1, 2003 to September 23, 2003 was $(12.3) million. Income (loss) from discontinued operations for the period May 30, 2003 to December 31, 2003 of $(0.1) million and the year ended December 31, 2004 of $1.1 million represents the results of operations of our OSP and ULMS businesses, which were held for sale. Discontinued operations for the year ended December 31, 2004, also includes a $0.6 million gain on sale from the disposal of RJE.

Net income (loss):     We recorded a net income of $9.6 million for the year ended December 31, 2004 compared to a net loss of $(17.7) million for the year ended December 31, 2003 as a result of the factors discussed above.

Year ended December 31, 2003, pro forma for the Merger, compared to the year ended December 31, 2002

Revenues:   Revenues decreased $46.2 million, or 8.2%, to $520.3 million for the year ended December 31, 2003 compared to $566.5 million for the year ended December 31, 2002. This decrease was in part attributable to an approximate $20.0 million reduction in revenue from our electric power customers, including an approximate $44.0 million reduction in IPP power plant construction activities resulting from reduced demand for these services in 2003, partially offset by growth in other electric infrastructure work volumes. The reduction in revenue was also attributable to an approximate $19.0 million reduction in our volume of natural gas construction, primarily due to a planned elimination of marginally profitable and unprofitable contracts.

Gross profit:   Gross profit decreased $28.0 million, or 26.3%, to $78.7 million for the year ended December 31, 2003 compared to $106.8 million for the year ended December 31, 2002. This decrease was primarily attributable to the reduction in the profitability in our electric power end-market following the decrease in IPP volume noted above. In addition, the increased costs attributable to the effects of extreme adverse weather conditions, estimated at $3.0 million to $4.0 million, and pricing pressure resulting from reduced demand and increased competition from additional providers of natural gas construction work, reduced our gross profit. We also recognized a $4.5 million loss on an electric power fixed-price contract for construction of an underground high-voltage transmission line. Additionally, we experienced a pro forma increase in insurance premiums of $1.9 million in 2003 as a result of becoming an independent company following the Merger. These factors were partially offset by the improved profitability of our telecommunications leasing operations and an $7.7 million decrease in depreciation expense. The decrease in depreciation consists of $6.4 million related to the effects of purchase accounting for the Merger and decreases in capital expenditures in 2003.

Selling, general and administrative expenses:   Selling, general and administrative expenses increased $1.7 million, or 2.6%, to $64.9 million for the year ended December 31, 2003 compared to $63.2 million for the year ended December 31, 2002. The increase was primarily a result of an $8.6 million increase in self insurance reserve costs related to periods prior to 2003 due to an updated actuarial analysis, compared to a $1.2 million charge in 2002, offset in part by reductions in personnel and related expense due to discontinued operations and a reduction in incentive compensation expense of approximately $2.0 million related to the decrease in net income from 2002 to 2003.

Provision for uncollectible accounts:   Our provision for doubtful accounts decreased $7.6 million, or 95.0%, to $0.4 million for the year ended December 31, 2003 compared to $8.0 million for the year ended December 31, 2002, primarily as a result of our concentrated focus on payment terms and acceptability of customer credit risk and our liquidation of remaining claims against a former telecommunications customer, which resulted in a recovery of $1.4 million. During 2002, we recognized a provision for doubtful accounts related to the bankruptcy filings of several former telecommunications customers, and we created a $2.0 million reserve on collections from a general contractor. During 2003, there were no bankruptcy filings or significant collectibility issues with any of our customers.

Amortization of intangible assets and goodwill:   We recognized amortization expense of $4.1 million for the year ended December 31, 2003 related to the acquisition of certain intangible assets in the Merger, consisting of backlog and the Exelon volume agreements. We had no similar expense in 2002.

Interest expense and amortization of debt discount:   We incurred interest expense and amortization of debt discount of $13.7 million for the year ended December 31, 2003 related to the debt incurred in connection with the Merger as compared to $0.4 million for the year ended December 31, 2002.

Other income (expense):   Other income (expense) decreased $11.9 million to $(3.7) million for the year ended December 31, 2003 compared to $8.2 million for the year ended December 31, 2002. This decrease was primarily due to the settlement in 2002 of a dispute of $5.2 million related to the purchase of one of our subsidiary companies compared to a charge in 2003 of $3.8 million for a legal judgment against us.

Provision (benefit) for income taxes:   The benefit from income taxes for the year ended December 31, 2003 was $(1.2) million, compared to a provision of $14.6 million for the year ended December 31, 2002, with an effective tax rate of 32.5%. The effective tax rate for 2002 reflects the reversal of previously recorded valuation allowances against certain net operating loss and other deferred tax assets, based upon our operating performance in 2002 and related expected future taxable income levels. The amount in 2002 excludes the tax effect of implementation of SFAS No. 142 in the period from January 1, 2003 to September 23, 2003, effective January 1, 2002. Our tax benefit of $(1.2) million in 2003 reflects $3.5 million of assumed tax expense, based on an estimated tax rate of 41%, resulting from the Merger. These net operating losses arose in part during 2000 and 2001, and also in part in connection with our implementation of SFAS No. 142 effective January 1, 2002.

Income (loss) from continuing operations:   As a result of the factors discussed above, we recorded a net loss from continuing operations of $(5.4) million for the year ended December 31, 2003 compared to net income from continuing operations of $30.2 million for the year ended December 31, 2002.

Discontinued operations, net of tax:   Discontinued operations for periods prior to the Merger include the operating results of the non-acquired subsidiaries of Exelon. All prior historical periods have been reclassified consistent with this discontinued operations presentation (see Notes 1 and 2 to our consolidated financial statements included elsewhere in this Form 10-K). The net loss related to discontinued operations for the period January 1, 2003 to September 23, 2003 was $(12.3) million compared to a loss of $(1.6) million for the year ended December 31, 2002. The increase in the net loss was primarily attributable to a 25% decrease in revenues at one of the discontinued businesses as we ceased bidding new work and recognized significantly lower operating margins from that business as a result of losses on several fixed-price commercial electric construction contracts. Overall, revenues and gross profit levels for discontinued operations for the period January 1, 2003 to September 23, 2003 as compared to the year ended December 31, 2002 decreased by $189.7 million and $33.2 million, or by 57.2% and 96.3%, respectively. The decline in gross margin was offset by a reduction of selling, general and administrative expenses of $15.7 million, or 46.0%, because of discontinuing the related businesses, and an increase in the benefit for taxes of $7.0 million.

Discontinued operations for the period May 30, 2003 to December 31, 2003 of $(0.1) million represents the results of operations of our telecommunications craft services business pursuant to our plan to dispose all of that type of work in 2004.

Cumulative effect of change in accounting principle, net of tax:   Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a charge, net of tax, of $204.1 million to reduce the carrying value of the goodwill of our reporting units to their implied fair values as of January 1, 2002. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rule was reflected as a cumulative effect of change in accounting principle, net of tax. See Note 1 to our consolidated financial statements included elsewhere in this Form 10-K for a discussion of assumptions and estimates used to determine the impairment charge.

Net income (loss):   We recorded a net loss of $(17.7) million for the year ended December 31, 2003 compared to a net loss of $(175.4) million for the year ended December 31, 2002 as a result of the factors discussed above.

Actual 2003

Period May 30, 2003 to December 31, 2003:   InfraSource Services, Inc. was formed in May 2003 by our principal stockholders to acquire InfraSource Incorporated and certain of its subsidiaries from Exelon. InfraSource Services, Inc. had no operating activity prior to September 24, 2003. Revenues for the period were $137.6 million, gross profit was $23.8 million and gross margin was 17.3%. Selling, general and administrative expenses were $14.8 million. Our provision for doubtful accounts was $0.2 million. We recognized amortization expense of $2.6 million related to the acquisition of certain identifiable intangible assets in the Merger. We recognized interest and amortization of debt discount of $4.0 million related to the debt issued in conjunction with the Merger. Other expenses were $0.1 million. The income taxes expense was $0.9 million. Our income from continuing operations was $1.3 million.

Period January 1, 2003 to September 23, 2003 for InfraSource Incorporated (Predecessor):   Revenues for the period were $382.6 million, gross profit was $52.3 million and gross margin was 13.7%. Gross profit during the period was influenced primarily by adverse winter weather conditions in our natural gas distribution construction business as well as a loss on an underground electric transmission project. Selling, general and administrative expenses of $50.1 million were adversely impacted by an $8.6 million increase in self insurance reserve costs related to periods prior to 2003. Our provision for doubtful accounts was $0.2 million. We incurred $16.2 million of expenses related to the Merger, and we recorded interest income of $1.4 million. Other expenses of $3.6 million primarily consisted of a charge related to a legal judgment against us. The benefit from income taxes was $(5.2) million. Our loss from continuing operations was $(11.2) million.

Segment Results

During 2004, we managed our operations in two segments, ICS and TS. The primary financial measures are contract revenues and income (loss) from operations as adjusted, a non-GAAP financial measure. Income (loss) from operations as adjusted, excludes amortization expense related to intangibles as a result of our acquisitions. We exclude amortization to facilitate our evaluation of operating unit performance as we believe amortization expense does not reflect the core operations of our business segments. A reconciliation of income (loss) from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations is provided in Note 16 to our consolidated financial statements, included in Item 8 of this Form 10-K.

Our corporate overhead expenses have not been allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses. Merger adjustments have been applied to the segments and corporate to reflect a pro forma year ended December 31, 2003. For the TS segment, the predecessor entity’s financial results for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003, include OSP in continuing operations. The predecessor entity’s financial results have not been adjusted for discontinued operations that occurred subsequent to the Merger. For the periods presented subsequent to the Merger, OSP is reflected in discontinued operations.

Year ended December 31, 2004 compared to the year ended December 31, 2003, pro forma for the Merger

	Pro Forma for Merger Year Ended	Year Ended	Change
	December 31, 2003	December 31, 2004	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$472,978	$620,877	$147,899	31%
Telecommunication Services	48,921	30,282	(18,639)	(38)%
Total segment revenues	521,899	651,159	129,260	25%
Corporate and eliminations	(1,629)	(136)	1,493	(92)%
Total revenue	$520,270	$651,023	$130,753	25%

	Pro Forma for Merger Year Ended	Year Ended	Change
	December 31, 2003	December 31, 2004	$	%
	(in thousands)
Income (loss) from operations as adjusted:
Infrastructure Construction Services	$28,854	$38,433	$9,579	33%
Telecommunication Services	8,777	13,258	4,481	51%
Total segment income (loss) from operations as adjusted:	37,631	51,691	14,060	37%
Corporate and eliminations	(24,233)	(12,158)	12,075	(50)%
Total income (loss) from operations as adjusted	$13,398	$39,533	$26,135	195%

ICS

Revenues:   ICS revenues increased $147.9 million, or 31.3%, to $620.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to an $85.1 million increase in aerial electric transmission revenues, primarily from the work performed by Maslonka which we acquired on January 27, 2004, an increase of $57.5 million from underground natural gas work, including approximately $28.9 million from third quarter acquisitions and an increase in telecommunication construction revenue due primarily to a Department of Transportation fiber construction project. Partially offsetting these increases were declines in revenues of $11.6 million from underground electric transmission work.

Income (loss) from operations as adjusted:   Income from operations as adjusted increased by $9.6 million, or 33%, to $38.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due primarily to the increase in gross profit of $25.9 million offset by an increase in selling, general and administrative expenses of $13.2 million. The increase in gross profit came primarily from additional aerial electric transmission work, including gross profit from work performed by Maslonka, and, to a lesser extent, higher gross profit from our natural gas businesses, partially offset by declines in other electric power gross margins. The increase in selling, general and administrative expenses was primarily a result of incremental expenses of approximately $8.7 million related to the Maslonka, Utili-Trax and EnStructure acquisitions.

TS

Revenues:   The decrease in TS revenue of $18.6 million was primarily attributable to the elimination of $17.6 million of revenue from OSP, the subsequently discontinued operation, which is included in the predecessor entity’s 2003 results. Absent that change, revenues from dark fiber leasing increased by $3.7 million, offset by a decrease in construction and services revenue of $4.7 million including the cessation of wireless cell tower construction of approximately $2.6 million. The predecessor entity’s financial results have not been adjusted for discontinued operations that occurred subsequent to the Merger.

Income from operations as adjusted:   Income from operations as adjusted increased $4.5 million, or 51%, to $13.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the absence of $0.8 million of losses from OSP which are included in the 2003 results but discontinued in 2004, the cessation of wireless cell tower construction which lost $1.2 million in 2003, and also an the increase in the proportion of dark fiber revenues, which generally carry higher margins than construction and services work.

Corporate

The $12.1 million decrease in corporate expenses from 2003 to 2004 was primarily due to the $8.6 million insurance charge recorded in 2003. The charge resulted from a change in estimate due to an updated actuarial analysis and related to the insurance reserve for periods prior to 2003.

Year ended December 31, 2003, pro forma for the Merger, compared to the year ended December 31, 2002

	Year Ended	Pro Forma for the Year Ended	Change
	December 31, 2002	December 31, 2003	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$521,140	$472,978	$(48,162)	(9)%
Telecommunication Services	47,858	48,921	1,063	2%
Total segment revenues	568,998	521,899	(47,099)	(8)%
Corporate and eliminations	(2,529)	(1,629)	900	(36)%
Total revenue	$566,469	$520,270	$(46,199)	(8)%

	Year Ended	Pro Forma for the Year Ended	Change
	December 31, 2002	December 31, 2003	$	%
	(in thousands)
Income (loss) from operations as adjusted:
Infrastructure Construction Services	$51,163	$28,854	$(22,309)	(44)%
Telecommunication Services	993	8,777	7,784	784%
Total segment income (loss) from operations as adjusted:	52,156	37,631	(14,525)	(28)%
Corporate and eliminations	(16,594)	(24,233)	(7,639)	46%
Total income (loss) from operations as adjusted	$35,562	$13,398	$(22,164)	(62)%

ICS

Revenues:   ICS revenues decreased $48.2 million, or 9%, to $473.0 million for the year ended December 31, 2003 compared to $521.1 million for the year ended December 31, 2002. This decrease was in part attributable to an approximate $20.0 million reduction in revenue from our electric power customers, including an approximate $44.0 million reduction in IPP power plant construction activities resulting from reduced demand for these services in 2003, partially offset by growth in other electric infrastructure work volumes. The reduction in revenue was also attributable to an approximate $19.0 million reduction in our volume of natural gas construction, primarily due to a planned elimination of marginally profitable and unprofitable contracts.

Income (loss) from operations as adjusted:   Income from operations as adjusted decreased by $22.3 million, or 44%, for the year ended December 31, 2003 to $28.9 million compared to income from operations of $51.2 million for the year ended December 31, 2002. This decrease was attributable to a gross profit decrease of $35.2 which was primarily attributable to a reduction in the profitability in our electric power end-market following the decrease in IPP volume noted above. In addition, the increased costs attributable to the effects of extreme adverse weather conditions, estimated at $3.0 million to $4.0 million, and pricing pressure resulting from reduced demand and increased competition from additional providers of natural gas construction work, reduced our gross profit. We also recognized a $4.5 million loss on an electric power fixed-price contract for construction of an underground high-voltage transmission line. These factors were partially offset by a $7.9 million decrease in depreciation expense. The decrease in depreciation consists of $5.0 million related to the effects of purchase accounting for the Merger and decreases in capital expenditures in 2003. Increased selling, general and administrative expenses in 2003 were mostly offset by a reduction of $3.0 million in provision for uncollectible accounts.

TS

Revenues:   The increase in TS revenue of $1.1 million was primarily attributable to an increase in dark fiber leasing revenue of $6.1 million, offset by a decrease in wireless cell tower construction of approximately $3.3 million and a differential in OSP revenue of $1.8 million because of the subsequently discontinued operation in September 2003.

Income (loss) from operations as adjusted:   Income from operations as adjusted increased $7.8 million to $8.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily due to the reduction of $4.9 million of losses from OSP which was scaled down in 2002 and then subsequently discontinued as of September 2003, and an increase in dark fiber lease income in 2003, offset by increased losses of approximately $1.7 million in wireless cell tower construction.

Corporate

The $7.6 million increase in corporate expenses from 2002 to 2003 is primarily due to the $8.6 million insurance charge recorded in 2003. The charge resulted from a change in estimate due to an updated actuarial analysis and related to the insurance reserve for periods prior to 2003.

Liquidity and Capital Resources

Amounts included in this section for 2003 are presented on a combined basis, with amounts for the period January 1, 2003 through September 23, 2003 combined with amounts for the period May 30, 2003 through December 31, 2003.

As of December 31, 2004, we had cash and cash equivalents of $21.8 million, restricted cash of $5.0 million, working capital of $99.0 million and long-term debt of $85.8 million principally consisting of term loans under our credit facility. We had no borrowings under the revolving portion of our credit facility at

December 31, 2004; however, we had $28.1 million in letters of credit outstanding thereunder, leaving $56.9 million available for additional borrowings. We also have an additional $5.0 million letter of credit assumed in the Maslonka acquisition, that is not part of our credit facility. As of December 31, 2003, we had cash and cash equivalents of $12.2 million, working capital of $64.9 million and long-term debt of $162.9 million.

Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we generally convert working capital assets to cash during the winter months.

On May 12, 2004, we completed our IPO, resulting in net proceeds of approximately $100.8 million. The net proceeds were used as follows: (1) $50.2 million was used to repay a portion of terms loans outstanding under our credit facility; (2) $30.0 million was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20.6 million were used in operations.

During the year ended December 31, 2004, we completed three acquisitions using approximately $51.4 million of cash. We financed the cash portion of the Maslonka acquisition consideration with available cash and the issuance of an aggregate of 5,931,950 shares of our common stock to our principal stockholders and certain of our management team for cash of approximately $27.5 million. Funding for our other two acquisitions was primarily from operations, borrowings under our credit facility of $4.0 million, the cash payment from Exelon of $7.7 million from the purchase price adjustment related to the Merger, and cash proceeds of $9.4 million from the sale of RJE assets.

During the year ended December 31, 2004, our contract receivables, including contract receivables due from related parties, and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings increased 44%. The overall increase was due primarily to revenue growth in the fourth quarter of 2004 over the fourth quarter of 2003. A significant portion of the increase was related to our largest customer, Exelon.

Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million at December 31, 2004. The claim amounts are primarily related to a delay in the anticipated start date of one of our electric transmission contracts. Costs incurred that are attributable to claims are included in the total estimated revenue when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

Cash from operating activities from continuing operations.   During the year ended December 31, 2004, net cash provided by operating activities from continuing operations was $22.2 million compared to $15.9 million for year ended December 31, 2003. The principal source of operating cash during 2004 was payments received from customers for contract services performed. The principal uses of operating cash during the 2004 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during 2004 used $16.0 million of operating cash flow from continuing operations, while during 2003 changes in operating assets and liabilities provided $4.8 million in operating cash flow from continuing operations. The greater use of cash from changes in operating assets and liabilities from continuing operations for the year ended December 31, 2004 included a $25.3 million increase in contracts receivable and costs and earnings in excess of billings, compared to a $14.1 million increase during the year ended December 31, 2003 and a $5.1 million use of cash to increase inventory during the year ended December 31, 2004 compared to a $0.4 million use of cash during the year ended December 31, 2003. The change in accounts payable resulted in a $9.8 million source of cash during the year ended December 31, 2004 compared to a $5.4 million use of cash in during the year ended December 31, 2003; this was largely offset by the $9.0 million use of cash during the year ended December 31, 2004 for payment of current and accrued liabilities related to income taxes, employee bonuses, and retention payments, compared to a $1.5 million source of cash due to the increase in current and accrued liabilities during the year ended December 31, 2003.

Cash from investing activities from continuing operations.   During the year ended December 31, 2004, net cash used by investing activities from continuing operations was $57.7 million compared to cash used by investing activities from continuing operations of $223.2 million for the year ended December 31, 2003. The primary uses of cash for the year ended December 31, 2004 were cash payments for the acquisitions of Maslonka, Utili-Trax and EnStructure, net of the cash settlement for the Merger, of $44.2 million, and purchases of equipment of $26.8 million, offset in part, by cash proceeds from the sale of equipment of $3.7 million, and the sale of RJE of $9.6 million. The principal uses of cash during the year ended December 31, 2003 were payments for businesses acquired in the Merger of $207.9 million and purchases of equipment of $20.4 million, offset in part by $5.0 million in cash proceeds from sales of equipment.

Cash from financing activities from continuing operations.   During the year ended December 31, 2004, net cash provided by financing activities from continuing operations was $45.1 million compared to net cash provided by financing activities from continuing operations of $213.8 million for the year ended December 31, 2003. The primary sources of cash from financing activities for the year ended December 31, 2004 of $128.0 million consisted of $100.8 million of net cash from our IPO, which occurred on May 12, 2004, $27.2 million of proceeds from the issuance of our common stock to our principal stockholders and members of our management team in conjunction with the acquisition of Maslonka, and $3.0 million from the proceeds of stock option exercises and employee stock purchase plan issuances. The proceeds from the issuance of our common stock in the IPO were used to repay $50.2 million of our term loan, and $30.0 million ($1.0 is shown in cash from financing activities from discontinued operations for ULMS’s portion of the debt) to repay the principal amount outstanding of our subordinated note with Exelon. We also made additional debt and capital lease payments of $5.1 million and $1.6 million for additional debt issuance costs during the year ended December 31, 2004. The primary source of cash from financing activities for the year ended December 31, 2003 was the issuance of $140.1 million of debt and $91.5 million of equity used for the Merger, offset by $10.0 million used for the redemption of minority stockholders in conjunction with the Merger.

Cash transferred to discontinued operations during the year ended December 31, 2004 was $0.2 million compared to cash transferred to discontinued operations of $1.4 million for the year ended December 31, 2003. For the year ended December 31, 2004, cash provided by operating activities from discontinued operations was $1.7 million. Cash used in investing and financing activities from discontinued operations was $0.5 million and $1.0 million, respectively, for the year ended December 31, 2004. The investing activities related to purchases of equipment and the financing activities related to the repayment of the ULMS portion of the subordinated note.

Capital Expenditures

We expect capital expenditures to range from $27.0 million to $33.0 million in 2005, which could vary depending on the expected award and timing of the commencement of several large electric power transmission projects. We intend to fund those expenditures primarily from operating cash flow. We have reduced our capital expenditures over the past two years in order to increase the utilization rates of our equipment and also increased our usage of operating lease financing of such equipment.

Financing Agreements

Concurrent with the IPO, we entered into our amended and restated credit facility which provides for a revolving credit facility up to $85.0 million and a term loan facility in the initial amount of $85.3 million. Up to 80% of the $85.0 million revolving portion of the credit facility may be used for the issuance of letters of credit.

Term loans and revolving loans under the credit facility initially bear interest, at our option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%. Beginning in 2005, such interest rate spreads will be dependent upon our Consolidated Leverage Ratio, as defined in the credit facility, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans. The weighted average interest rate on the term loan at December 31, 2004 was 4.98%. In addition, we pay an annual agency fee of $0.1 million. We are required to make quarterly principal payments of $0.2 million on the term loan each year until 2010, with the remaining outstanding balance of $80.0 million due upon maturity on September 30, 2010. Interest payments are due quarterly throughout the year. The carrying amount of the term loan approximates the fair value because it bears interest at rates currently available to us for debt with similar maturities and collateral requirements. We are required to pay an annual non-utilization fee equal to 0.50% of the unused revolving portion of the credit facility. At December 31, 2003 and 2004, we had no borrowings under the revolving credit facility and we had outstanding letters of credit in the amount of $22.3 million and $28.1 million, respectively.

Our credit facility contains certain restrictive covenants, including minimum levels of consolidated adjusted EBITDA ($50.0 million on December 31, 2004 and increasing to $55.0 million on December 31, 2005 through the term of the credit facility); maximum leverage ratio (2.75:1.00 on December 31, 2004, decreasing to 2.25:1.00 on December 31, 2005, to 2.00:1.00 on December 31, 2006 and to 1.75:1.00 on December 31, 2006 through the term of the credit facility); minimum interest coverage ratio of 4.00:1.00; minimum fixed charge coverage ratio of 1.50:1.00; maximum amount of capital expenditures (capped at $31.7 million in 2004, $34.4 million in 2005, $37.2 million in 2006, $39.8 million in 2007, $41.1 million in 2008, $42.5 million in 2009 and $44 million in 2010); maximum annual capital expenditures by telecommunications subsidiaries of $15.0 million; and restrictions on indebtedness, liens, fundamental changes, disposition of property, restricted payments, and investments, among other restrictions. We are required to prepay loans outstanding with a percentage of excess free cash flow generated each year and the proceeds of asset sales, additional indebtedness and the sale of common stock in any subsequent public offerings. The credit facility also restricts us with respect to subsidiary indebtedness, type of business conducted, and mergers and acquisitions, among other restrictions. On December 21, 2004, we obtained an amendment to the credit facility that modified the definition of the fixed charge coverage ratio. As of December 31, 2004, we were in compliance with all terms and conditions of the credit facility.

The credit facility required us to hedge the interest rate risk for one half of the original principal of the term loan, which was $140.0 million. We satisfied this requirement on October 10, 2003 by entering into an interest rate swap agreement with a term of three years on $70.0 million notional amount of indebtedness. We also purchased a 4.00% interest rate cap which matures October 10, 2006 on $20.0 million of term loan principal (see Note 9 to our notes to consolidated financial statements included elsewhere in this Form 10-K).

Contractual Obligations and Other Commitments

As of December 31, 2004, our future contractual obligations, including payments under capital leases, were as follows (in thousands):

Contractual Obligations:

	Payment due by period
Long-Term Debt and Interest Payments	2005	2006	2007	2008	2009	Thereafter	Total
Senior credit facility	$853	$853	$853	$853	$853	$80,405	$84,670
Long-term debt—related party	—	1,000	—	—	—	—	1,000
Bank notes	33	61	—	—	—	—	94
Capital leases	—	14	—	—	—	—	14
Projected interest payments on long-term debt(1)	4,490	4,445	4,399	4,354	4,308	3,202	25,198
Total	$5,376	$6,373	$5,252	$5,207	$5,161	$83,607	$110,976

	Payment due by period
Other Contractual Obligations(2)	2005	2006	2007	2008	2009	Thereafter	Total
Contingent earnouts(3)	$3,300	$8,493	$—	$—	$—	$—	$11,793
Other long-term liabilities:
Non-vested options exercised(4)	520	400	68	—	—	549	1,537
Other	—	1,961	99	103	79	447	2,689
Total	$3,820	$10,854	$167	$103	$79	$996	$16,019

(1)   The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 31, 2004. The interest rates on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts projected above.

(2)   Trade accounts payable are not included in Contractual Obligations.

(3)   See discussion below in “—Contingent Earnout Payments.”

(4)   See Note 15 to our consolidated financial statements included elsewhere in this Form 10-K.

	Amount of Commitment Expiration per period
Other Commercial Commitments	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$8,447	$7,197	$5,369	$3,091	$833	$—	$24,937

See Note 17 to our consolidated financial statements included elsewhere in the Form 10-K.

Contingent Earnout Payments

We have an obligation to pay an “earnout” pursuant to a Stock Purchase Agreement, dated as of November 15, 2000, among InfraSource Incorporated, Blair Park Services, Inc., Sunesys, Inc. and the shareholders named therein. As of December 31, 2004, a $5.2 million liability is included in other long-term liabilities in our consolidated financial statements. This amount will increase if these businesses continue to perform successfully in 2006.

Pursuant to the terms of the Maslonka acquisition agreement, a portion of the consideration was subject to a holdback provision. Under the terms of the holdback, we withheld $6.6 million in cash and 957,549 shares of the common stock we issued to the sellers. If Maslonka fails to achieve specified financial targets, we will be entitled to retain a portion of the holdback amount. We will also be entitled to retain amounts under the holdback to satisfy any indemnification obligations owed to us under the acquisition agreement. We expect that the holdback amount, less any amounts retained by us, will be released to the sellers in part in 2005 and the remainder in 2006. We will pay accrued interest on the cash portion of the holdback amount released to the sellers. The sellers are entitled to exercise voting rights with respect to the shares of common stock subject to the holdback provision. As of December 31, 2004, based upon our current assessment of the achievement of specified targets, we have accrued $3.3 million in other current and accrued liabilities and $3.3 million in other long-term liabilities in our consolidated financial statements.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees. We have not engaged in any off-balance sheet financing arrangements through variable interest entities, and we do not guarantee the work or obligations of third parties.

Operating Leases.   We enter into non-cancelable operating leases for many of our facilities, vehicle and equipment needs. These leases allow us to conserve cash by paying monthly lease rental fees for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we generally have no further obligation to the lessor. We may decide to cancel or terminate a lease before the end of its term, in which case we are liable to the lessor for the remaining lease payments under the term of the lease.

We have guaranteed a residual value on certain equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2004, the maximum guaranteed residual value is minimal. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Letters of Credit.   Some customers require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of us, such as to beneficiaries under our self-funded insurance programs, which constitute a significant portion of our outstanding letters of credit. Such letters of credit are issued under our credit facility. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date, we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

At December 31, 2004, we had $28.1 million in letters of credit outstanding under our credit facility, primarily to secure obligations under our casualty insurance program. We also have an additional $5.0 million letter of credit assumed in the Maslonka acquisition, that is not part of our credit facility. We expect to continue to utilize a significant portion of our letter of credit availability to maintain our insurance availability and cost structure. Although not actual borrowings, letters of credit do reflect potential liabilities under our credit facility; therefore, they are treated as a use of borrowing capacity thereunder, reducing our borrowing availability for other purposes. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2005. Upon maturity, we expect that the majority of these letters of credit will be renewed for subsequent one-year periods.

Surety Guaranties.   Consistent with industry practice, many customers, particularly in connection with fixed-price new construction contracts, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any reimbursements to our surety for bond-related costs. As of December 31, 2004, the total face amount of outstanding performance bonds was approximately $252.9 million.

Concentration of Credit Risk

We selectively grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally are entitled to payment for work performed and have certain lien rights on our services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. We believe we do not have any significant current exposure to collection of receivables from customers.

One customer, Exelon, accounted for $82.4 million, or 15.8%, of revenues for the year ended December 31, 2003. At December 31, 2003, Exelon represented $14.6 million, or approximately 16% of accounts receivables and one other customer represented $9.6 million, or approximately 11.0% of the accounts receivables balance. Exelon, inclusive of work performed as a subcontractor, accounted for 17% of revenues for the year ended December 31, 2004. At December 31, 2004, accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented $21.7 million or 19% of our total accounts receivable balance. Please refer to Note 11 to our notes to consolidated financial statements included elsewhere in this Form 10-K.

Litigation

As of December 31, 2004, we have an accrued liability of $3.8 million in connection with a judgment entered against us in January 2004 related to a proposed 1999 acquisition. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004. We have posted a surety bond pending the appeal of this matter that is secured by a letter of credit. All briefings were completed and oral arguments were heard on October 13, 2004. A ruling is expected within six to ten months. Please see “Legal Proceedings” for further information on this and other litigation matters.

Employment Agreements

Certain of our management employment agreements contained “change-in-control” provisions which were triggered by the Merger. Costs of $2.6 million related to the “change-in-control” provisions were included as a component of merger related costs in our accompanying consolidated financial statements for the period from January 1, 2003 to September 23, 2003. Since September 23, 2003, we have entered into new employment agreements with certain management employees, which, in exchange for non-competition agreements, provide that, if we terminate the employee’s employment without cause (as defined in the new employment agreements), the employee terminates employment for good reason (as defined in the new employment agreements), or the employee’s employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility. We have the right to extend certain of those non-competition periods in exchange for increased severance payments at our option.

Related Party Transactions

In the normal course of business, we from time to time enter into transactions with related parties. Prior to the Merger, these transactions included network services work for Exelon or facility leases with prior owners all of the terms of which were negotiated on an “arms-length” basis and were subject to review by various state and federal regulatory bodies. See Note 12 to our notes to consolidated financial statements included elsewhere in this Form 10-K.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R is effective for the first interim reporting period that begins after June 15, 2005. We are required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

As permitted by SFAS No. 123, we currently account for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the pro forma disclosure in Note 15 to our notes to consolidated financial statements included elsewhere in this Form 10-K. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We plan to adopt SFAS No. 123R using the prospective method; however we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our results of operations

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 3% tax deduction, which is phased up to 9%, on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and the guidance that has been forthcoming to date, we will likely be viewed as engaging in “qualified production activities” and, thus, be able to claim this tax deduction in 2005. We have not yet calculated the impact of these new tax provisions on our consolidated financial position, results of operations or cash flows.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. We have not historically used derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. On October 10, 2003, we entered into an interest rate swap agreement and an interest rate cap agreement with a term of three years, both of which qualify as cash flow hedges, to hedge the variability of cash flows related to our variable rate term loan. We are not exposed to any significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

The sensitivity analysis below, which illustrates our hypothetical potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2004 earnings. The sensitivity analysis presented does not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Interest Rates.   As of December 31, 2004, our $84.7 million term loan facility was subject to floating interest rates. On October 10, 2003, we entered into an interest rate swap on a $70.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. We also purchased a 4.00% interest rate cap that matures October 10, 2006 on $20.0 million of term loan principal. After those transactions, we had $14.7 million of our term loans subject to some floating rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.1 million. As of December 31, 2004, we had no borrowings under the revolving portion of our credit facility. See “—Liquidity and Capital Resources—Financing Arrangements” for further discussion of our debt instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Page
Reports of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004	56
Consolidated Statements of Operations for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003 (Predecessor entity-InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the year ended December 31, 2004	57
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003 (Predecessor entity-InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the year ended December 31, 2004	58
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003 (Predecessor entity-InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the year ended December 31, 2004	59
Consolidated Statements of Cash Flows for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003 (Predecessor entity-InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the year ended December 31, 2004	60
Notes to Consolidated Financial Statements	62
Schedule II—Valuation and Qualifying Accounts	103

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
InfraSource Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of InfraSource Services, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period May 30, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 22, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
InfraSource Incorporated:

In our opinion, the accompanying consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows of InfraSource Incorporated and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 2003 to September 23, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, InfraSource Incorporated and its subsidiaries changed its method of accounting for goodwill effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 22, 2005

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,176	$21,781
Restricted cash	—	5,000
Contract receivables (less allowances for doubtful accounts of $4,917 and $3,305, respectively)	69,328	109,099
Contract receivables due from related parties	14,617	—
Costs and estimated earnings in excess of billings	33,919	59,517
Inventories	8,473	13,567
Deferred income taxes	685	2,970
Other current assets	3,927	9,037
Due from related parties, net	10,907	—
Current assets—discontinued operations	6,339	2,019
Total current assets	160,371	222,990
Property and equipment (less accumulated depreciation of $5,292 and $30,754, respectively)	116,513	144,670
Property and equipment—related parties	7,218	—
Goodwill	68,877	134,478
Intangible assets (less accumulated amortization of $2,600 and $14,950, respectively)	5,400	6,795
Deferred charges and other assets, net	7,692	11,766
Deferred income taxes	1,058	1,265
Noncurrent assets—discontinued operations	448	516
Total assets	$367,577	$522,480
Current liabilities:
Current portion of long-term debt	$1,433	$886
Current portion of capital lease obligations	67	14
Accounts payable	12,970	35,292
Accrued compensation and benefits	12,328	17,525
Other current and accrued liabilities	27,150	23,453
Accrued income taxes	2,454	—
Accrued insurance reserves	19,773	26,042
Billings in excess of costs and estimated earnings	8,019	10,728
Deferred revenues	3,393	8,710
Other liabilities—related parties	7,218	—
Current liabilities—discontinued operations	1,043	1,304
Total current liabilities	95,848	123,954
Long-term debt, net of current portion	162,057	83,878
Capital lease obligations, net of current portion	29	—
Long-term debt—related party	—	1,000
Deferred revenues	12,750	16,935
Other long-term liabilities	3,167	12,719
Non-current liabilities—discontinued operations	877	11
Total liabilities	274,728	238,497
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized—12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized—120,000,000 shares; issued and outstanding— 19,914,840 and 38,942,728, respectively)	20	39
Additional paid-in capital	91,695	272,954
Deferred compensation	(215)	(329)
Retained earnings	1,335	10,911
Accumulated other comprehensive income	14	408
Total shareholders’ equity	92,849	283,983
Total liabilities and shareholders’ equity	$367,577	$522,480

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended	For the Period
	December 31,	January 1 to
	2002	September 23, 2003
	(Predecessor entity—	(Predecessor entity—	For the Period
	InfraSource	InfraSource	May 30	Year Ended
	Incorporated and	Incorporated and	to December 31,	December 31,
	Subsidiaries) (Note 1)	Subsidiaries) (Note 1)	2003	2004
Contract revenues	$533,744	$329,150	$108,741	$651,023
Contract revenues—related parties	32,725	53,477	28,902	—
Total contract revenues	566,469	382,627	137,643	651,023
Cost of revenues	459,706	330,322	113,819	546,746
Gross profit	106,763	52,305	23,824	104,277
Selling, general and administrative expenses	63,237	50,062	14,771	65,246
Merger related costs	—	16,242	—	(228)
Provision (recoveries) of uncollectible accounts	7,964	236	178	(274)
Amortization of intangible assets	—	—	2,600	12,350
Income (loss) from operations	35,562	(14,235)	6,275	27,183
Interest income	1,438	1,376	60	572
Interest expense and amortization of debt discount	(388)	(27)	(3,966)	(10,178)
Loss on early extinguishment of debt	—	—	—	(4,444)
Other income (expense)	8,189	(3,556)	(130)	1,166
Income (loss) before income taxes	44,801	(16,442)	2,239	14,299
Income tax expense (benefit)	14,564	(5,240)	923	5,824
Income (loss) from continuing operations	30,237	(11,202)	1,316	8,475
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $541, $(6,503), $(13) and $338, respectively)	(1,574)	(12,316)	(57)	505
Gain on disposition of discontinued operation (net of income tax provision of $0, $0, $0 and $410, respectively)	—	—	—	596
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	28,663	(23,518)	1,259	9,576
Extraordinary item, net of tax of $51	—	—	76	—
Cumulative effect of a change in accounting principle, net of tax benefit of $81,832	(204,100)	—	—	—
Net income (loss)	$(175,437)	$(23,518)	$1,335	$9,576
Basic income (loss) per share:
Income (loss) from continuing operations	$0.62	$(0.24)	$0.12	$0.24
Income (loss) from discontinued operations	(0.03)	(0.26)	(0.01)	0.01
Gain on disposition of discontinued operation	—	—	—	0.02
Extraordinary item	—	—	0.01	—
Cumulative effect of a change in accounting principle	(4.24)	—	—	—
Net income (loss)	$(3.65)	$(0.50)	$0.12	$0.27
Weighted average basic common shares outstanding	48,086	47,585	10,782	35,172
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.62	$(0.24)	$0.12	$0.23
Income (loss) from discontinued operations	(0.03)	(0.26)	(0.01)	0.01
Gain on disposition of discontinued operation	—	—	—	0.02
Extraordinary item	—	—	0.01	—
Cumulative effect of a change in accounting principle	(4.24)	—	—	—
Net income (loss)	$(3.65)	$(0.50)	$0.12	$0.26
Weighted average diluted common shares outstanding	48,086	47,585	11,031	36,139

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended	For the Period
	December 31,	January 1 to
	2002	September 23, 2003
	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period May 30 to December 31, 2003	Year Ended December 31, 2004
Net income (loss)	$(175,437)	$(23,518)	$1,335	$9,576
Foreign currency translation adjustments, net of tax benefit of $108	—	(75)	—	—
Fair value adjustments on derivatives, net of tax expense of $9 and $271	—	—	14	394
Comprehensive income (loss)	$(175,437)	$(23,593)	$1,349	$9,970

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)

									Accumulated
							Additional		Other	Retained
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Deferred	Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income/(Loss)	(Deficit)	Total
Predecessor entity—InfraSource Incorporated and Subsidiaries:
Balance as of January 1, 2002	—	$ —	45,743,217	$ 4	(127,602)	$ (1,328)	$ 540,671	$ —	$ (75)	$ 18,202	$ 557,474
Redeemable stock revaluation	—	—	—	—	—	—	—	—	—	(7,870)	(7,870)
Treasury stock	—	—	85,156	—	(85,156)	(456)	10	—	—	—	(446)
Net loss	—	—	—	—	—	—	—	—		(175,437)	(175,437)
Balance as of December 31, 2002	—	$ —	45,828,373	$ 4	(212,758)	$ (1,784)	$ 540,681	$ —	$ (75)	$ (165,105)	$ 373,721
Treasury stock	—	—	936,700	—	(936,700)	(6,998)	6,987	—	—	—	(11)
Contribution from parent	—	—	—	—	—	—	2,954	—	—	—	2,954
Issuance of preferred stock	1	—	—	—	—	—	4,100	—	—	—	4,100
Distribution of net assets of Non-Acquired Group to Parent (Note 3)	—	—	—	—	—	—	(97,199)	—	—	—	(97,199)
Net loss	—	—	—	—	—	—	—	—	—	(23,593)	(23,593)
Other comprehensive income	—	—	—	—	—	—	—	—	75	—	75
Balance as of September 23, 2003	1	$ —	46,765,073	$ 4	(1,149,458)	$ (8,782)	$ 457,523	$ —	$ —	$ (188,698)	$ 260,047
InfraSource Services, Inc. and Subsidiaries:
Balance as of May 30, 2003	—	$ —	—	$ —	—	$ —	$ —	$ —	$ —	$ —	—
Common stock issued	—	—	19,914,840	20	—	—	91,480	—	—	—	91,500
Deferred compensation	—	—	—	—	—	—	215	(215)	—	—	—
Net income	—	—	—	—	—	—	—	—	—	1,335	1,335
Other comprehensive income	—	—	—	—	—	—	—	—	14	—	14
Balance as of December 31, 2003	—	$ —	19,914,840	$ 20	—	$ —	$ 91,695	$ (215)	$ 14	$ 1,335	$ 92,849
Common Stock issued:
Acquisition of Maslonka	—	—	4,330,820	4	—	—	50,667	—	—	—	50,671
Company management	—	—	37,367	—	—	—	437	—	—	—	437
Principal shareholders	—	—	5,894,583	6	—	—	27,079	—	—	—	27,085
Initial public offering	—	—	8,500,000	9	—	—	100,773	—	—	—	100,782
Vesting of early exercised options	—	—	154,786	—	—	—	715	—	—	—	715
Unearned compensation	—	—	—	—	—	—	212	(212)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	98	—	—	98
Stock options exercised	—	—	70,847	—	—	—	326	—	—	—	326
Income tax benefit from options exercised	—	—	—	—	—	—	664	—	—	—	664
Issuance of shares under employee stock purchase plan	—	—	39,485	—	—	—	386	—	—	—	386
Net income	—	—	—	—	—	—	—	—	—	9,576	9,576
Other comprehensive income	—	—	—	—	—	—	—	—	394	—	394
Balance as of December 31, 2004	—	$ —	38,942,728	$ 39	—	$ —	$ 272,954	$ (329)	$ 408	$ 10,911	$ 283,983

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	For the Period
	December 31,	January 1 to
	2002	September 23, 2003	For the Period
	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	May 30 to December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities:
Income (loss) from continuing operations	$30,237	$(11,202)	$1,316	$8,475
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation	29,488	20,917	5,323	24,931
Amortization of intangibles	—	—	2,600	12,350
Deferred income taxes	14,040	(7,533)	(1,743)	(7,775)
Gain on sale of discontinued operations	—	—	—	(1,005)
Loss on early extinguishment of debt	—	—	—	4,444
Other	5,897	381	1,030	(3,162)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	(10,987)	15,281	(9,844)	(25,506)
Contract receivables due from related parties, net	(4,658)	(2,068)	—	14,617
Costs and estimated earnings in excess of billings, net	(12,691)	(22,788)	5,355	(14,435)
Inventories	1,817	(2,591)	2,229	(5,094)
Due from affiliates	(54,571)	(9,552)	6,068	—
Other current assets	8,019	1,520	(2,698)	(1,277)
Deferred charges and other assets	(527)	(216)	(152)	(738)
Accounts payable	826	(3,793)	(1,629)	9,823
Accrued taxes due to related parties	(1,978)	3,847	—	—
Other current and accrued liabilities	12,966	13,230	(11,682)	(8,963)
Accrued insurance reserves	2,573	8,026	587	6,269
Deferred revenue	2,219	9,196	519	9,501
Other liabilities	(196)	5,179	764	(242)
Net cash flows provided by (used in) operating activities from continuing operations	22,474	17,834	(1,957)	22,213
Net cash flows (used in) provided by operating activities from discontinued operations	2,852	(2,484)	(165)	1,668
Net cash flows provided by (used in) operating activities	25,326	15,350	(2,122)	23,881
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	4,042	—	(207,865)	(44,163)
Payments for deferred purchase obligations	(384)	—	—	—
Investments in discontinuing operations	(1,500)	—	—	—
Proceeds from sale of discontinued operations	—	—	—	9,562
Proceeds from sales of equipment	5,361	3,833	1,185	3,655
Additions to property, plant and equipment	(22,010)	(16,374)	(4,018)	(26,774)
Net cash flows used in investing activities from continuing operations	(14,491)	(12,541)	(210,698)	(57,720)
Net cash flows provided by (used in) investing activities from discontinued operations	(274)	4,995	9	(511)
Net cash flows used in investing activities	(14,765)	(7,546)	(210,689)	(58,231)
Cash flows from financing activities:
Borrowings of long-term debt	—	—	140,095	—
Repayments of long-term debt and capital lease obligations	(607)	(236)	(420)	(84,301)
Debt issuance costs			(6,344)	(1,588)
Purchase of treasury stock	(456)	(6,998)	—	—
Redemption of redeemable stock	—	(2,954)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	—	—	—	2,962
Proceeds from sale of common stock	—	—	91,500	128,039
Net cash flows (used in) provided by financing activities from continuing operations	(1,063)	(10,188)	224,831	45,112
Net cash flows provided by (used in) financing activities from discontinued operations	402	(936)	—	(1,000)
Net cash flows (used in) provided by financing activities	(661)	(11,124)	224,831	44,112
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	9,900	(3,320)	12,020	9,762
Cash and cash equivalents provided by (transferred to) discontinued operations	(2,980)	(1,575)	156	(157)
Cash and cash equivalents—beginning of period	13,864	20,784	—	12,176
Cash and cash equivalents—end of period	$20,784	$15,889	$12,176	$21,781

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended	For the Period
	December 31,	January 1 to
	2002	September 23, 2003	For the Period
	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	May 30 to December 31, 2003	Year Ended December 31, 2004
Supplemental Cash Flow Information:
Interest	$1,128	$129	$1,878	$8,159
Taxes	9,784	3,336	515	17,267
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Redemption and cancellation of redeemable common stock	$1,991	$—	$—	$—
Contribution receivable from Parent	—	2,954	—	—
Issuance of preferred stock	—	4,100	—	—
Revaluation of redeemable common stock	(7,870)	—	—	—
Distribution of net assets of Non-Acquired Group to Parent	—	97,199	—	—
Distribution of property and equipment owed to related party	—	—	—	7,218
Loss on early extinguishment of the note payable to Exelon	—	—	—	4,444
We acquired all of the voting interests of Maslonka for $83,071 in January, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$—	$41,799
Goodwill	—	—	—	62,723
Liability to sellers for taxes and cash holdback	—	—	—	(7,204)
Liabilities assumed	—	—	—	(21,450)
Equity issued to sellers	—	—	—	(50,671)
Cash paid for acquisition, net of cash acquired	—	—	—	(25,197)
We acquired substantially all of the assets of Utili-Trax for $5,304 in August, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$—	$4,506
Goodwill	—	—	—	1,298
Liabilities assumed	—	—	—	(500)
Cash paid for acquisition, net of cash acquired	—	—	—	(5,304)
We acquired substantially all of the assets of certain EnStructure companies for $20,924 in September, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$—	$22,274
Liabilities assumed	—	—	—	(1,350)
Cash paid for acquisition, net of cash acquired	—	—	—	(20,924)

The accompanying notes are an integral part of these consolidated financial statements.

1. Background and Summary of Significant Accounting Policies

Organization and Description of Business:   InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries (formerly known as Dearborn Holdings Corporation) are referred to herein as “the Company,” “we,” “us,” or “our,” except where it is clear from the context that such items mean only InfraSource. In June 2003, OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships, each acquired fifty shares of our common stock at a nominal purchase price. As more fully described in Note 2, on September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group” or the “predecessor entity”), pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock.

We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by five of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. A business included in our TS segment is a regulated public telecommunication utility, with facilities throughout Delaware, Maryland, New Jersey and Pennsylvania. During 2004, we changed to two reporting segments and all prior periods presented have been restated. We operate in multiple service territories throughout the United States and do not have significant operations or assets in countries outside the United States.

Basis of Presentation:   The accompanying consolidated financial statements reflect our financial position as of December 31, 2003 and 2004 and our results of operations and cash flows for the period May 30, 2003 (date of inception) to December 31, 2003 and the year ended December 31, 2004. The financial position, results of operations and cash flows of our predecessor entity are presented for the year ended December 31, 2002 and for the period January 1, 2003 to September 23, 2003. We had no operating activity prior to acquiring the InfraSource Group in the Merger consummated on September 24, 2003 (see Note 2). Subsidiaries of InfraSource Incorporated which were not acquired in the Merger (the “Non-Acquired Group”) were distributed to our former parent, Exelon Enterprises Company LLC (“Enterprises”), a wholly owned subsidiary of Exelon Corporation (collectively, “Exelon”) prior to the Merger. These subsidiaries are reflected as discontinued operations in the accompanying financial statements as of September 23, 2003 and for all periods prior to the Merger (see Note 3).

Substantially all outstanding amounts among InfraSource Incorporated and its acquired and non-acquired subsidiaries were settled in full pursuant to the Board of Director’s approved capital contributions during fiscal 2003, prior to the Merger. InfraSource Incorporated also sponsored and maintained group insurance and certain employee benefit plans, including a stock option plan (see Note 15) and a medical plan in which these subsidiaries participated, with related plan costs charged to the subsidiaries. InfraSource Incorporated was the issuer of InfraSource Incorporated common stock, redeemable common stock and preferred stock (see Note 13), each of which is included in the accounts of the InfraSource Group in the accompanying consolidated financial statements for all periods prior to the Merger. Pursuant to the Merger, all InfraSource Incorporated outstanding common and preferred stock were redeemed and all outstanding common stock options were canceled for nominal consideration.

During the period ended December 31, 2003, we committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”). On September 21, 2004, we completed the sale of substantially all of the assets of RJE Telecom, Inc. (“RJE”), a wholly owned subsidiary of OSP. In addition, during the year ended December 31, 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP and ULMS are reflected as discontinued operations in our accompanying financial statements as of December 31, 2003 and 2004 and for the period May 30, 2003 to December 31, 2003 and the year ended December 31, 2004. We do not allocate corporate debt and interest expense to discontinued operations. Only debt amounts that are specific to the discontinued operations will be reflected in discontinued operations.

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications:   Certain amounts in the accompanying statements have been reclassified for comparative purposes.

Use of Estimates:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; amounts contained in certain of the notes to the consolidated financial statements; and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions we may undertake in the future, actual results could differ significantly from those estimates and assumptions. Our more significant estimates relate to revenue recognition, self insurance reserves, valuation of goodwill and intangible assets, and income taxes.

Changes in Estimates:   In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimates are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

Revenue Recognition:   Revenues from services provided to customers are reported as earned and are recognized when services are performed. Unbilled revenues represent amounts earned and recognized in the period for which billings are issued in a subsequent period and are included in contract receivables.

Revenues from fixed-price contracts are recorded on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Changes in job performance, job conditions and final contract settlements, among others, are factors that influence the assessment of the total estimated costs to complete these contracts. This method is used as management considers expended costs to be the best available measure of progress on these contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Costs of installation or manufacturing include all direct material and labor costs and indirect costs related to the manufacturing process, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are reasonably estimated.

Revenues from master service agreements (“MSAs”) and maintenance contracts are based on unit prices and are recognized as the units are completed (“units of production” method). Revenues earned on short-term projects and under contracts providing for substantial performance of services are recorded under the completed contract method. Revenues earned pursuant to fiber-optic facility licensing agreements, including initial fees are recognized ratably over the expected length of the agreements, including likely renewal periods. Advanced billings on fiber-optic agreements are recognized as deferred revenue on our balance sheets.

In accordance with industry practice, the classification of construction contract-related current assets and current liabilities are based on our contract performance cycle, which may exceed one year. Accordingly, retainage receivables, which are classified as current, will include certain amounts which may not be collected within one year. The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the majority of the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances are included in contract receivables. Costs and estimated earnings in excess of billings primarily relate to revenues for completed but unbilled units under unit based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for non-unit based contracts. For those contracts in which billings exceeded contract revenues recognized to date, such excesses are included in the caption billings in excess of costs and estimated earnings in the accompanying balance sheets.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. We review our allowance for doubtful accounts quarterly. Amounts are written off against the allowance when deemed uncollectible. We do not have any off balance sheet credit exposure related to our customers.

Cash and Cash Equivalents:   Cash and cash equivalents include instruments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Restricted Cash:   Restricted cash includes a time deposit that is pledged for a letter of credit. The time deposit is expected to mature on March 31, 2005.

Inventories:   Inventories consist primarily of materials and supplies used in the ordinary course of business and are stated at the lower of cost or market, as determined by the first-in, first-out or the specific identification method.

Other Current Assets:   Other current assets consist primarily of prepaid insurance, prepaid taxes and prepaid expenses. These costs are expensed ratably over the related periods of benefit.

Property and Equipment:   Property and equipment are stated at cost. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which principally range from three to seven years for furniture, vehicles, machinery and equipment, and 25 to 40 years for buildings. The useful life of leasehold improvements is based on the term of the lease. For certain assets, we utilize other methods of depreciation, including accelerated and units of production methods, as these methods more accurately reflect cost recovery related to these assets. For small tools used in the completion of services, depreciation is based on the composite group remaining life method of depreciation, with straight-line composite rates determined on the basis of equal life groups for certain categories of tools acquired in a given period. Under this method, normal asset retirements, net of salvage value, are charged to accumulated depreciation. Assets under capital leases and leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life. Major modifications which extend the useful life of the assets are capitalized and amortized over the adjusted remaining useful life of the assets. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized in current operations.

Capitalized Software:   Under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over the economic useful life, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

Debt Issuance Costs:   Costs associated with our debt are capitalized and included in deferred charges and other assets, net. Debt issuance costs are amortized into interest expense over the lives of the respective debt instruments. As of December 31, 2003 and 2004, capitalized debt issuance costs, net of amortization, were $6.3 million and $6.6 million, respectively. For the period May 30, 2003 to December 31, 2003 and the year ended December 31, 2003 and 2004, amortization expense was $0.2 million and $1.1 million, respectively.

Goodwill and Intangible Assets:   Effective January 1, 2002, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill recorded is no longer subject to amortization. Upon implementation of SFAS No. 142, the InfraSource Group recognized an impairment charge, net of tax, of $204.1 million, which included the write-off of the unamortized portion of non-compete agreements. As a result of the adoption of SFAS No. 142, goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step which is performed at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. We generally complete our annual analysis of our six reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense.

We amortize intangible assets, consisting of construction backlog and volume agreements from acquired businesses as those assets are utilized or on a straight line basis over the one to five year life of these agreements (see Note 7). During the year ended December 31, 2004, we revised our estimates for intangible asset amortization related to backlog and volume agreements to more accurately reflect revenue derived from those intangibles. In the first quarter of 2004, we began calculating amortization expense using actual volume, rather than volume estimates derived from third-party valuations. For the year ended December 31, 2004, the change in our volume based estimate resulted in a $0.8 million decrease in net income and a $0.02 decrease in both basic and diluted net income per share.

Accounting for the Impairment of Long-Lived Assets:   We account for impairment of long-lived assets in accordance with SFAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such impairment was recorded as of December 31, 2003 or 2004. Assets to be disposed of are reclassified to assets held for sale at the lower of their carrying value amount or fair value less costs to sell.

Income Taxes:   We account for income taxes using the provision of SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for at the currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items. The InfraSource Group was included in the consolidated federal income tax return of Exelon for the year ended December 31, 2002, and the period ended September 23, 2003.

Other Comprehensive Income (Loss):   Other comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the year ended December 31, 2002, there were no changes in accumulated other comprehensive income. During the period January 1, 2003 through September 23, 2003, the InfraSource Group recognized other comprehensive loss of $0.1 million associated with a foreign currency translation adjustment recorded prior to 2001, due to non-recoverability from foreign operations. For the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004, we have recorded other comprehensive income of $0.1 million and $0.4 million, respectively, related to the fair value of the interest rate swap and cap we entered into in October 2003 (see Note 9).

Stock Option Plan:   The InfraSource Group had a stock-based employee compensation plan for all periods prior to the Merger. At December 31, 2003 and 2004, we have stock-based employee compensation plans which are described more fully in Note 15. We account for the plans in accordance with Accounting Principles Board of Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. Under APB 25, we recognize no compensation expense related to employee stock options, unless options are granted at a price below the market price on the day of the grant. We recognize compensation expense for performance based options as required under variable accounting. As more fully described in Notes 2 and 15, all of the InfraSource Group’s outstanding common stock options were cancelled for nominal consideration as of September 18, 2003, in anticipation of the Merger.

Derivatives:   We utilize derivative financial instruments to reduce interest rate risks. We do not hold derivative financial instruments for trading purposes. All derivatives are accounted for in accordance with SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149. The InfraSource Group adopted SFAS No. 133, as amended, in the first quarter of 2001. All derivatives are recognized on the balance sheet at fair value. The fair value is estimated based on the amount we would receive or pay to terminate the contracts. We designate our derivatives based upon criteria established by SFAS No. 133. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction.

Earnings Per Share:   Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share includes only the weighted average number of common shares outstanding during the period, as adjusted for the effect of the bonus element of the rights issue (see Note 14). Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period, when such instruments are dilutive.

Multiemployer Benefit Plans:   Certain of our subsidiaries utilize unionized labor, and as such are required to make contractor contributions to the multiemployer retirement plans of certain unions. Were we to cease participation in these unions, a liability could potentially be assessed related to any underfunding of these plans. The amount of any such assessment, were such an assessment to be made, is not subject to reasonable estimation. However, we have never received any such assessments, and do not consider future assessments to be likely.

Fair Value of Financial Instruments:   The carrying values of cash and cash equivalents, contract receivables, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the capital lease obligations approximate fair value because they bear interest rates currently available to us for debt with similar terms and remaining maturities. The fair value of our debt instruments are discussed in Note 8.

Warranty Costs:   We do not have a general warranty program. For certain contracts, we warrant labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon management’s estimate of future costs. As of December 31, 2003 and 2004, our accrued warranty costs, included in accrued liabilities, was $0.5 million and $0.3 million, respectively.

Collective Bargaining Agreements:   Certain of our subsidiaries are party to various collective bargaining agreements for certain of their employees. The agreements require such subsidiaries to pay specified wages and provide for certain benefits to their union employees. These agreements expire at various times.

Litigation:   Legal settlements are accrued if they are probable and can be reasonably estimated. Costs incurred for litigation are expensed as incurred.

Self-Insurance:   The InfraSource Group was insured for workers’ compensation and employer’s liability, auto liability and general liability claims, subject to a deductible of $0.5 million per occurrence for the years ended December 31, 2002 and 2003 and for the period January 1, 2004 through September 30, 2004. As of October 1, 2004, we have agreements to insure us for workers’ compensation and employer’s liability, auto liability and general liability, subject to a deductible of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. In addition, we have a corridor retention deductible of $1.0 million on our excess liability insurance relating to general liability. The corridor retention deduction applies on a per claim basis to general liability claims between $2.0 million and $3.0 million; however the corridor retention deductible is limited to $1.0 million for aggregate claims incurred during the policy period. Losses up to the stop loss amounts are accrued based upon our estimate of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends. Management believes such accruals to be adequate; however, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. In addition, claims covered by the insurance carrier are accrued, with corresponding receivable amounts in our consolidated balance sheets.

During the period January 1, 2003 through September 23, 2003, the InfraSource Group recorded an increase of $8.6 million to its estimated claims liability related to periods 2002 and prior, based upon changes in actuarial estimates related to incurred claims losses for these periods. At December 31, 2003 and 2004, the amounts accrued for self-insurance claims by us were $19.8 million and $26.0 million, respectively.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R is effective for the first interim reporting period that begins after June 15, 2005. We are required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

As permitted by SFAS No. 123, we currently account for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the pro forma disclosure in Note 15. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We plan to adopt SFAS No. 123R using the prospective method; however we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our results of operations.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 3% tax deduction, which is phased up to 9%, on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and the guidance that has been forthcoming to date, we will likely be viewed as engaging in “qualified production activities” and, thus, be able to claim this tax deduction in 2005. We have not yet calculated the impact of these new tax provisions on our consolidated financial position, results of operations or cash flows.

2. Merger and Acquisitions

Merger:   On September 24, 2003, we acquired the InfraSource Group from Exelon (the “Merger”) pursuant to an Agreement and Plan of Merger dated June 17, 2003. In the Merger, we acquired all of the voting interests of InfraSource Incorporated for total purchase price consideration of $231.5 million, including transaction costs, purchase price contingencies and the working capital settlement. In connection with the Merger, we entered into a new term loan and revolving credit facility providing for a term loan of $140.0 million and a revolving credit facility of up to $40.0 million, with availability for letters of credit of $25.0 million. In addition, we issued a long-term subordinated note payable to Exelon, the former majority owner of InfraSource Incorporated, for $29.0 million. The proceeds of the term loans and the subordinated note, together with the issuance of 19,912,664 shares of our common stock for cash of $91.5 million, were used to finance the redemption of all the then-outstanding shares of InfraSource Incorporated common stock and to fund certain expenses related to the Merger. The value assigned to the common stock resulted from the negotiated transaction for the purchase of the InfraSource Group. The InfraSource Group is reflected in the accompanying consolidated statements of operations beginning September 24, 2003, the acquisition date and is also reflected as the predecessor entity for all periods prior to the Merger.

In accordance with the terms of the Merger, the purchase price was subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. We finalized the working capital adjustment, as well as various other purchase price contingencies, during the year ended December 31, 2004, resulting in a payment to us from Exelon of approximately $7.7 million, including interest of approximately $0.2 million. During the year ended December 31, 2004, we also finalized certain allocation estimates, including the valuation of certain specialty equipment acquired. The aggregate effect of these purchase price adjustments was a decrease to goodwill of approximately $0.9 million. In accordance with the terms of the Merger, we may be entitled to additional contingency payments from Exelon. Any such payments would result in future adjustments to goodwill, which could be material. Intangible assets related to contracted volumes of work were valued at $8.0 million. Both the goodwill and the intangible assets are deductible for tax purposes over 15 years.

In addition to the Merger related purchase accounting adjustments, goodwill also increased during the years ended December 31, 2003 and 2004 by $0.3 and $2.5 million, respectively, for additional contingent purchase price consideration to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”). Blair Park was acquired by InfraSource Incorporated in 2001. As of December 31, 2003 and 2004, the aggregate liability of $2.7 and $5.2 million, respectively, for contingent purchase price consideration to the former owners of Blair Park was accrued in other long-term liabilities on the consolidated balance sheets. This amount represents the minimum liability due to the former owners pursuant to the terms of the Blair Park purchase agreement, determined based upon the net present value of contract-related future cash flows for certain fiber-optic facilities acquired. Under this agreement, net present values in excess of specified thresholds accrue in favor of the former owners over the five-year period subsequent to the Blair Park acquisition, while net present values below specified thresholds would result in amounts accrued in our favor. The amount ultimately due to the former owners in fiscal 2006 is subject to future adjustment, based upon annual valuations of these facilities. The agreement does not contain a maximum limit related to this contingent purchase price. Further modifications to the earn out calculation will result in additional adjustments to goodwill, which could be material.

As of December 31, 2003 and 2004, goodwill related to the Merger, was $68.9 and $70.5 million, respectively. As of December 31, 2004, $8.5 million and $62.0 million of the Merger goodwill is related to our TS and ICS segment, respectively. Since Blair Park is part of our TS segment, adjustments for the former owners additional contingent purchase price will be reflected in this segment.

Also in connection with the Merger, we entered into a volume agreement with Exelon, pursuant to which we are assured a continuing level of business from Exelon through 2006, at approximately the same levels as in 2003.

As a result of the Merger, we incurred $8.1 million in related expenses on a pretax basis, including $6.3 million of debt issuance costs, which are amortized over the lives of the respective debt instruments, and $1.8 million in professional fees and filing costs. For the period January 1 through September 23, 2003, the InfraSource Group incurred $16.2 million of expenses related to the Merger, including $10.5 million of employee retention, severance and incentive costs, and $5.7 million of advisory fees, legal, accounting and other professional costs.

During the year ended December 31, 2004, we recorded a net credit to merger related expense of $0.2 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods. Expenses related to these retention bonuses and charged to merger related costs are expected to be $0.1 million in each of the first three quarters of 2005.

The Merger was accounted for using the purchase method of accounting. The aggregate purchase price of the Merger is as follows:

(in thousands)
Cash paid, net of cash acquired	$207,865
Estimated fair market value of subordinated note payable issued to Exelon, (note plus cumulative interest payments of $21,299 discounted) net of discount of $26,499	23,111
Working capital adjustment	(7,430)
Financing costs	6,344
Professional fees and other transaction costs	1,965
Receivables due from seller	(309)
Total purchase price consideration	$231,546

The purchase price of the assets acquired and liabilities assumed in the Merger were allocated as follows:

(in thousands)
Contract receivables, net	$75,969
Costs and estimated earnings in excess of billings	42,938
Inventory	10,703
Other current assets	7,578
Property and equipment	132,285
Goodwill	70,457
Intangibles	8,000
Other non-current assets	8,695
Accounts payable and accrued expenses	(93,730)
Billings in excess of costs and estimated earnings	(9,680)
Other liabilities	(3,541)
Other non-current liabilities	(18,128)
Total net assets acquired	$231,546

Acquisition of ULMS:   On December 9, 2003, we acquired ULMS from Enterprises, in exchange for an increase in the subordinated note payable to Enterprises of $1.0 million. We purchased all of the net assets of ULMS and recorded the transaction using the purchase method of accounting. The fair value of ULMS’s net assets acquired, of approximately $1.0 million, exceeded the discounted value of the subordinated note, which was $0.9 million, resulting in negative goodwill. After writing down the fair value of all eligible assets as defined in SFAS No. 141, “Business Combinations”, the remaining unallocated negative goodwill was recognized as an extraordinary gain of approximately $0.1 million (net of tax) in the statement of operations for the period May 30, 2003 through December 31, 2003.

Under the terms of the agreement in connection with the purchase of ULMS, we were entitled to additional working capital of $0.4 million from Exelon, which was included in due from related parties, net in the accompanying consolidated balance sheet as of December 31, 2003. Payment was received in conjunction with the Merger working capital settlement in the third quarter of 2004. ULMS is reflected as a discontinued operation in the accompanying consolidated statements of operations (see Note 3).

Acquisition of Maslonka:   On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The final allocation of the purchase price is subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We expect the working capital adjustment to be finalized during 2005 and expect the holdback amounts, less any amounts retained by us, will be released to the sellers in 2005 and 2006. Under the terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million is contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. Any adjustments resulting from the working capital adjustment and holdback adjustments could result in an adjustment to goodwill, which amounts we do not expect to be material. The results of Maslonka are included in our consolidated results beginning January 27, 2004.

Additionally, at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. As required under the acquisition agreement, we reimbursed the Maslonka stockholders for the $5.0 million in the third quarter of 2004. After giving effect to the holdback and the reimbursement of the time deposit account, the amount paid at closing was $26.7 million in cash and 3,373,271 shares of our common stock.

We financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to our principal stockholders and certain members of our management team for cash of $27.5 million (see Note 13).

The preliminary aggregate purchase price for the Maslonka acquisition is as follows:

(in thousands)
Cash paid to sellers	$14,187
Transaction costs	696
Repayment of debt and capital leases	10,314
Equity issued to sellers	50,671
Liability to sellers for prior income taxes paid	604
Liability to sellers for cash holdback of purchase price	6,600
Total purchase price consideration	$83,072

The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed as follows:

(in thousands)
Contract receivables	$6,172
Costs and estimated earnings in excess of billings	6,437
Deferred tax asset—current	1,542
Other current assets	1,268
Property and equipment	9,561
Goodwill	62,723
Intangible assets	11,500
Other non-current assets	5,319
Accounts payable and accrued expenses	(15,761)
Long-term debt	(1,000)
Deferred tax liability	(4,689)
Total net assets acquired	$83,072

Intangible assets consisting of construction backlog have been valued at $11.5 million and are being amortized over the life of the related contracts, which range from one to two years. The amortization of these intangible assets as well as the goodwill currently estimated at $62.7 million is not deductible for tax purposes. Since Maslonka is part of our ICS segment, all resulting goodwill is included in the ICS segment.

Acquisition of Utili-Trax:   On August 18, 2004, we acquired substantially all of the assets and assumed certain liabilities of Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, for total purchase price consideration of $5.3 million in cash, including transaction costs. The intangible asset valued at $0.9 million relates to a customer volume agreement that will be amortized over the life of the contract. The amortization of intangible assets and goodwill are deductible for tax purposes. The results of Utili-Trax are included in our consolidated results beginning August 18, 2004. Since Utili-Trax is part of our ICS segment, all resulting goodwill is included in the ICS segment.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value:

(in thousands)
Contract receivables	$469
Costs and estimated earnings in excess of billings	616
Other current assets	88
Property and equipment	2,399
Goodwill	1,298
Intangible asset	935
Accounts payable and accrued expenses	(501)
Total net assets acquired	$5,304

Acquisition of EnStructure:   On September 3, 2004, we acquired substantially all of the assets and assumed certain liabilities of EnStructure Corporation’s (“EnStructure”) operating companies: Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, for total purchase price consideration of $20.9 million in cash, including transaction costs. EnStructure, the construction services business of SEMCO Energy, Inc., provides construction services within the utilities, oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States.

Intangible assets consisting of construction backlog and a volume agreement have been valued at $1.3 million and are being amortized over the life of the related contracts which range one to five years. The amortization of these intangible assets is deductible for tax purposes. The results of EnStructure are included in our consolidated results beginning September 3, 2004.

The fair value of the EnStructure net assets exceeded the purchase price. Therefore, as described in SFAS No. 141, we decreased the eligible assets by the excess amount. The allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(in thousands)
Contract receivables	$7,351
Costs and estimated earnings in excess of billings	1,401
Other current assets	237
Property and equipment	11,976
Intangible assets	1,310
Other current liabilities	(1,351)
Total net assets acquired	$20,924

Pro Forma Financial Information:   The following table provides pro forma unaudited consolidated statements of operations data as if the Merger had occurred on January 1, 2002 and the Maslonka, Utili-Trax and EnStructure acquisitions had occurred on January 1, 2003:

	Pro forma results for the year ended December 31, 2002 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1) (unaudited)	Pro forma results for the year ended December 31, 2003 (unaudited)	Pro forma results for the year ended December 31, 2004 (unaudited)
	(in thousands, except per share data)
Contract revenues	$566,469	$644,689	$710,256
Income (loss) before cumulative effect of a change in accounting principle and extraordinary item	$21,255	$(37,735)	$(12,634)
Net loss	$(182,845)	$(37,659)	$(12,634)
Earnings Per Share Data:
Weighted average basic common shares outstanding	48,086	21,045	35,939
Weighted average diluted common shares outstanding	48,086	21,045	35,939
Basic net loss per share	$(3.80)	$(1.79)	$(0.35)
Diluted net loss per share	(3.80)	(1.79)	(0.35)

The predecessor’s historical results have been adjusted to reflect the pro forma effects of the Merger. The principal adjustments include (1) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (2) additional amortization of intangible assets resulting from the Merger; and (3) related income tax effects of the previously mentioned adjustments. Pro forma results of operations for the years ended December 31, 2003 and 2004 presented above have been adjusted to reflect Maslonka, Utili-Trax and EnStructure historical operating results prior to their acquisitions, after giving effect to adjustments directly attributable to the transactions that are expected to have a continuing effect. Such adjustments include (1) amortization of intangible assets acquired and recorded in accordance with the provisions of SFAS No. 141, and related income tax effects; (2) the effects of depreciation expense resulting from changes in lives and book basis of certain fixed assets; (3) the elimination of interest expense resulting from the repayment of Maslonka debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of our common stock to the sellers in the Maslonka acquisition and to the Principal Stockholders and certain members of our management to finance a portion of the purchase price.

The pro forma results for the year ended December 31, 2004 include a charge of $31.3 million for deferred compensation expense, which was recorded in Maslonka’s historical results of operations, and $1.5 million for transaction costs related to the Maslonka acquisition. The pro forma results for the year ended December 31, 2003 include Merger related expenses of $16.2 million.

The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the 2003 and 2004 acquisitions been made as of January 1, 2002, 2003 and 2004, respectively, or of results that may occur in the future.

3. Discontinued Operations

The remaining assets and liabilities of the Non-Acquired Group subsidiaries were not included in the consolidated balance sheet as of December 31, 2003, as they were distributed to Exelon immediately prior to the Merger. Therefore, the financial position, results of operations and cash flows of these subsidiaries are presented as discontinued operations through September 23, 2003, with all prior periods reclassified in accordance with this presentation. Prior period results include results from the dates of acquisition by the InfraSource Group of subsidiaries included in the Non-Acquired Group.

During 2003, subsequent to the Merger, we committed to a plan to sell substantially all of the assets of OSP. On September 21, 2004, we completed the sale of substantially all of the assets of RJE, a wholly owned subsidiary of OSP, for aggregate cash proceeds of $9.4 million, net of transaction costs. The sale of the RJE assets resulted in a gain of $0.6 million (net of $0.4 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations. The RJE sale completed our commitment to sell substantially all of the assets of OSP. RJE was part of our TS segment.

In addition, in the third quarter of 2004, we committed to a plan to sell substantially all of the assets of ULMS, which is part of our ICS segment. In accordance with SFAS No. 144, the financial position, results of operations and of cash flows of OSP and ULMS are reflected as discontinued operations in our accompanying financial statements for the period September 24, 2003 to December 31, 2003 and the year ended December 31, 2004. For the predecessor entity’s year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003, OSP is included in continuing operations. ULMS was held for sale by the predecessor, therefore, ULMS’s financial position, results of operations and cash flows are included in discontinued operations in the predecessor entity’s financial statements for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003. We acquired ULMS from Exelon in December 2003.

The tables below present balance sheet and statement of operations information for the previously mentioned discontinued operations.

Balance sheet information:

	December 31, 2003	December 31, 2004
	(in thousands)
Contract receivables, net	$4,233	$1,894
Other current assets	2,106	125
Total current assets	6,339	2,019
Property and equipment, net	407	488
Other long-term assets, net	41	28
Total assets	6,787	2,535
Accounts payable and other liabilities	$1,043	$1,304
Long-term debt, net of current portion	877	—
Deferred income taxes—long term	—	11
Total liabilities	1,920	1,315
Net assets	$4,867	$1,220

Statement of operations information:

	For the Year Ended December 31, 2002 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period May 30, to December 31, 2003	For the Year Ended December 31, 2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Contract revenues	$331,461	$141,792	$5,100	$31,688
Pre-tax income (loss)	$(1,033)	$(18,819)	$(70)	$843

Accounting Policies of Discontinued Operations:   The accounting policies of the Non-Acquired Group (discontinued operations), OSP and ULMS are the same as ours as a whole.

Investments in joint ventures, which existed solely for the Non-Acquired Group, were predominantly accounted for by the equity method. In addition, an investment in a joint venture through a Non-Acquired Group (discontinued operations) entity was accounted for by the proportionate accounting method, with the Non-Acquired Group’s proportionate share of construction joint-venture revenue, cost of revenue and gross profit (loss) included within discontinued operations, net of tax effects. Pursuant to a joint venture construction agreement in effect at September 23, 2003, a Non-Acquired Group (discontinued operations) entity has indemnified its joint venture partner against any operating losses related to the construction project.

The Non-Acquired Group incurred interest expense of $1.9 million and $1.1 million for the year ended December 31, 2002, and for the period January 1, 2003 through September 23, 2003, respectively, in connection with borrowings from the InfraSource Group’s cash pooling system. Interest expense charged to Non-Acquired Group entities was based upon average outstanding borrowings for these periods.

Dispositions:   During fiscal year 2003, prior to the Merger, the InfraSource Group sold substantially all of the assets of two Non-Acquired Group entities, to separate unaffiliated purchasers. As more fully described in Note 2, the remaining assets and liabilities of all Non-Acquired Group subsidiaries were distributed to Exelon in September 2003, immediately prior to the Merger. Additional information with respect to the sale transactions is provided below.

On May 1, 2003, the InfraSource Group consummated the sale of substantially all of the assets of Syracuse Merit Electric, Inc., a wholly owned subsidiary and provider of electrical construction services, to an unaffiliated purchaser. The InfraSource Group received aggregate cash consideration of $1.8 million, in addition to the assumption of certain facility leases and other liabilities by the purchaser, and recorded a loss upon sale of approximately $0.4 million, which is included in discontinued operations in the accompanying predecessor statement of operations for the period January 1, 2003 through September 23, 2003.

On June 25, 2003, the InfraSource Group consummated the sale of substantially all of the assets of VSI Group, Inc., a wholly owned subsidiary and provider of metering services, to an unaffiliated purchaser. The InfraSource Group received aggregate cash consideration of $0.8 million, in addition to the assumption of certain automotive and facility leases and other liabilities by the purchaser, and recorded a loss upon sale of approximately $0.5 million, which is included in discontinued operations in the accompanying predecessor statement of operations for the period January 1, 2003 through September 23, 2003.

InfraSource Group’s rights and obligations pursuant to the Syracuse Merit Electric and VSI Group sale agreements, including those related to potential contingent purchase price adjustments were transferred to Exelon immediately prior to the Merger.

4. Contract and Notes Receivables

Contract receivables consist of the following:

	As of December 31,
	2003	2004
	(in thousands)
Contract receivables	$66,335	$99,314
Contract receivable due from affiliates	14,617	—
Retainage	7,910	13,090
	88,862	112,404
Less: allowance for doubtful accounts	4,917	3,305
	$83,945	$109,099

At December 31, 2003 and 2004, we have outstanding receivables of $7.5 million in connection with an infrastructure project for which certain amounts are currently in dispute. Total outstanding receivables for all projects for this customer amounted to $9.6 million and $10.8 million at December 31, 2003 and 2004, respectively. We are vigorously seeking collection of all amounts due, and management expects this matter to be resolved in fiscal 2005.

At December 31, 2004, we have approximately $1.7 million of notes receivables due from customers. The current portion of $0.7 million and the long-term portion of $1.0 million are included in other current assets and deferred charges and other assets, respectively, on our consolidated balance sheet.

5. Construction Contracts

Construction contracts in progress are as follows:

	As of December 31,
	2003	2004
	(in thousands)
Costs incurred on contracts	$336,203	$627,557
Estimated earnings less foreseeable losses	53,285	124,720
	389,488	752,277
Billings to date	363,588	703,488
Net costs and estimated earnings in excess of billings	$25,900	$48,789

	As of December 31,
	2003	2004
	(in thousands)
These amounts are included in the accompanying consolidated balances sheets under the following captions:
Costs and estimated earnings in excess of billings	$33,919	$59,517
Billings in excess of costs and estimated earnings	(8,019)	(10,728)
	$25,900	$48,789

Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million at December 31, 2004. There were no costs related to claims included in costs and estimated earnings in excess of billings at December 31, 2003. The claim amounts are primarily related to a delay in the anticipated start date of one of our electric transmission contracts. Costs incurred that are attributable to claims are included in the total estimated revenue when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

6. Property and Equipment

The components of property and equipment are as follows:

	As of December 31,
	2003	2004
	(in thousands)
Land and buildings	$8,236	$11,587
Machinery and equipment	71,994	103,083
Machinery and equipment, due to related parties	7,218	—
Vehicles	37,025	52,742
Office equipment and furniture	3,341	4,955
Capitalized software	255	1,153
Leasehold improvements	954	1,904
	129,023	175,424
Less: accumulated depreciation	5,292	30,754
	$123,731	$144,670

InfraSource Group depreciation expense, including depreciation of property under capital leases, was $29.5 million and $20.9 million for the year ended December 31, 2002, and for the period January 1, 2003 through September 23, 2003, respectively. Our depreciation expense, including depreciation under capital leases, was $5.3 million and $24.9 million for the period May 30, 2003 through December 31, 2003 and for the year ended December 31, 2004, respectively.

7. Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of:

	As of December 31,
	2003	2004
	(in thousands)
Goodwill	$68,877	$134,478
Intangible assets:
Construction backlog	$5,500	$17,184
Volume agreements	2,500	4,561
Total intangible assets	8,000	21,745
Accumulated amortization:
Construction backlog	(2,100)	(13,491)
Volume agreements	(500)	(1,459)
Total accumulated amortization	(2,600)	(14,950)
Intangible assets, net	$5,400	$6,795

Our goodwill by segment is as follows:

	Infrastructure Construction Services	Telecommunication Services	Total
	(in thousands)
Predecessor entity—InfraSource Incorporated and Subsidiaries:
Balance, December 31, 2002	$52,099	$251	$52,350
Goodwill elimination upon Merger	(52,099)	(251)	(52,350)
Balance, September 23, 2003	$—	$—	$—

InfraSource Services, Inc. and Subsidiaries:
Balance, May 30, 2003	$—	$—	$—
Merger related goodwill	63,233	5,644	68,877
Balance, December 31, 2003	$63,233	$5,644	$68,877
Goodwill resulting from the Maslonka acquisition	62,723	—	62,723
Goodwill resulting from the Utili-Trax acquisition	1,298	—	1,298
Goodwill adjustments related to the Merger	(1,292)	2,872	1,580
Balance, December 31, 2004	$125,962	$8,516	$134,478

The InfraSource Group completed its transitional impairment test of goodwill as required under SFAS No. 142 during the first quarter of 2002. Due primarily to a significant economic downturn in the telecommunications industry, including related telecommunications construction services, beginning in late 2000, combined with operating performance below pre-acquisition levels for several acquired businesses, operating profits and cash flows for each of the InfraSource Group’s reporting units were lower than expected in 2000 and 2001. Based on these trends, the InfraSource Group’s earnings and related cash flow forecasts were revised, resulting in a goodwill impairment loss of $204.1 million, net of related income tax benefit of $81.8 million, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2002 as a cumulative effect of a change in accounting principle.

Approximately $154.3 million and $49.8 million of the goodwill impairment related to the ICS and TS segment, respectively. The fair values of the InfraSource Group’s reporting units were estimated using the expected present value of future cash flows, incorporating generally accepted valuation techniques.

In connection with the Merger, we eliminated all remaining goodwill of the InfraSource Group in accordance with purchase accounting. The recorded $134.5 million of goodwill represents the excess of the purchase price over the fair value of the assets acquired in the Merger and the Maslonka and Utili-Trax acquisitions (see Note 2). The goodwill balance as of December 31, 2004 is $126.0 million and $8.5 million for the ICS and TS segments, respectively. In accordance with SFAS 142, we perform a test for potential impairment annually or more frequently if events or circumstances indicate that goodwill impairment may exist (see Note 1). We completed our annual goodwill impairment test for the year ended December 31, 2004 and determined no impairment charge was necessary. No impairment was recorded for the year ended December 31, 2003.

During the year ended December 31, 2004, we acquired $13.7 million of intangible assets related to our acquisitions of Maslonka, EnStructure, and Utili-Trax. We determine the fair value of our acquired intangibles using independent third party valuations. The volume agreements are being amortized either on a straight line basis or as the assets are utilized, if total volume is quantifiable, over a three to five year period. The construction backlog is being amortized as assets are utilized over a one to three year period. We recognized amortization expense for intangible assets of $2.6 million and $12.4 million, during the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004, respectively.

The estimated aggregate amortization expense for the next five succeeding fiscal years is:

(in thousands)
For the year ended December, 31,
2005	$4,705
2006	1,149
2007	461
2008	321
2009	159
Total	$6,795

8. Debt

Long-term debt outstanding at December 31, 2003 and December 31, 2004 is as follows:

	As of December 31,
	2003	2004
	(in thousands)
Term loan	$139,650	$84,670
Related party loan (see Note 12)	—	1,000
Subordinated note, less unamortized discount of $25,889	23,712	—
Bank notes	128	94
	163,490	85,764
Less: current portion	(1,433)	(886)
Total long-term debt, net of current portion	$162,057	$84,878

On September 24, 2003, we entered into a credit facility consisting of a $140.0 million term loan, which matures in 2010, and a $40.0 million revolving credit facility, which matures in 2009. Substantially all of our assets are pledged as security for our credit facility. On January 22, 2004, we amended our credit facility to permit the acquisition of Maslonka and to obtain additional liquidity and operating flexibility, including expanding our capacity for making capital expenditures. As a result of the amendment, the commitment of the banks under the revolving portion of the credit facility was increased by $10.0 million to $50.0 million, and the amount available for letters of credit was increased by $10.0 million to $35.0 million.

Concurrent with the IPO, in order to provide for additional borrowing flexibility and to reduce our borrowing rates to reflect our improved financial position, we entered into an amended and restated credit facility to, among other things, provide for a revolving portion of the credit facility in the original amount of $40.0 million that could be increased to $85.0 million and to provide a term loan facility in the initial amount of $85.3 million, which represented the amount of term loans outstanding under the former credit facility at May 12, 2004 after giving effect to the mandatory prepayment of $50.2 million of such loans in conjunction with the IPO. As of July 31, 2004, the revolving portion of the credit facility was increased to the full $85.0 million. Up to 80% of the $85.0 million revolving portion of the credit facility may be used for the issuance of letters of credit.

Our credit facility required us to hedge the interest rate risk for one half of the original principal of the term loan, which was $140.0 million. We satisfied this requirement on October 10, 2003 by entering into an interest rate swap agreement with a term of three years on $70.0 million notional amount of indebtedness. We also purchased a 4.00% interest rate cap which matures October 10, 2006 on $20.0 million of term loan principal (see Note 9).

Term loans and revolving loans under our credit facility initially bear interest, at our option, at the bank’s prime interest rate plus a spread of 2.00% or LIBOR plus a spread of 3.00%. Beginning in 2005, the interest rate spreads will be dependent upon our Consolidated Leverage Ratio, as defined in the amended and restated credit agreement, and range from 1.50% to 3.50% for revolving loans and 1.75% to 3.00% for term loans. The weighted average interest rate on the term loan at December 31, 2004 was 4.98%. In addition, we pay an annual agency fee of $0.1 million. We are required to make quarterly principal payments of $0.2 million on the term loan each year until 2010, with the remaining outstanding balance of $80.0 due upon maturity on September 30, 2010. Interest payments are due quarterly throughout the year. The carrying amount of the term loan approximates the fair value because it bears interest at rates currently available to us for debt with similar maturities and collateral requirements. We are required to pay an annual non-utilization fee equal to 0.50% of the unused revolving portion of the credit facility. At December 31, 2003 and 2004, we had no borrowings under the revolving credit and we had outstanding letters of credit in the amount of $22.3 million and $28.1 million, respectively. We also have a $5.0 million letter of credit assumed in the Maslonka acquisition that is not part of our credit facility.

Our credit facility contains certain restrictive covenants, including minimum levels of net worth, interest coverage, fixed charge coverage and leverage ratios, among other restrictions. We are required to prepay loans outstanding with a percentage of excess free cash flow generated each year and the proceeds of asset sales, additional indebtedness and the sale of common stock in an initial or subsequent public offering. Our credit facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. The credit facility limits the dividend payments to $0.5 million in any fiscal year that InfraSource Incorporated can make to us. On April 21, 2004 and December 21, 2004, we obtained amendments to the credit facility that modified the requirement to obtain liens on certain vehicles and equipment and that modified the definition of the fixed charge coverage ratio, respectively. As of December 31, 2004, we were in compliance with all terms and conditions of our credit facility.

Maturities of long-term debt are as follows:

(in thousands)
For the year ended December, 31,
2005	$886
2006	1,914
2007	853
2008	853
2009	853
Thereafter	80,405
Total	$85,764

On September 24, 2003, in connection with the Merger, we issued a $29.0 million subordinated promissory note payable to Exelon that was increased to $30.0 million in December 2003 upon completion of our acquisition of ULMS. The subordinated note payable was to mature on September 30, 2011, and was subject to a fixed interest rate of 4% through September 24, 2008, increasing to 6% from September 25, 2008 through maturity, if we were to pay interest costs in cash. We had the option to pay such interest expenses in kind throughout the term of the subordinated note payable. Should we elect to pay interest expense in kind, the applicable fixed interest rates are 6% through September 24, 2008, increasing to 8% from September 25, 2008 through maturity. We elected to pay interest in kind since the date of issuance.

The subordinated note payable did not require principal repayments prior to maturity; however, the subordinated note payable required accelerated principal repayment upon the occurrence of certain events. Due to its terms, the subordinated note payable and related interest payable were recorded at a discounted amount, reflective of estimated fair market value based upon applicable market rates for similar securities, with the related note discount amortized as an adjustment to our interest expense throughout the term of the subordinated note payable. The face amount of the subordinated note payable plus interest payments of $21.3 million were discounted utilizing an effective interest rate of 9.64% on the $29.0 million portion and 8.55% on the $1.0 million portion. The note discount at inception was approximately $26.5 million, resulting in an initial carrying value of $23.1 million, net of discount.

Concurrent with the closing of the IPO, we extinguished our $30.0 million subordinated note to Exelon. Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, we recorded a loss on the early extinguishment of this debt in the amount of $5.7 million in the second quarter of 2004. As part of our arrangement with Exelon to repay the principal portion of the $30.0 million subordinated note, Exelon agreed to forgive the accrued and unpaid interest on the subordinated note if within six months of the IPO date we had not initiated certain transactions. We did not initiate any such transactions specified in the arrangement prior to the expiration of the six-month period; therefore in the fourth quarter of 2004, we recorded a $1.1 million reduction to loss on early extinguishment of debt expense for accrued interest that was forgiven.

For the year ended December 31, 2004, the loss on early extinguishment of debt net of interest forgiven was $4.5 million. Approximately $4.4 million of this amount was included in continuing operations. The remaining $0.1 million of this balance, which related to the portion of debt assumed in the acquisition of ULMS in December 2003, was reflected in income from discontinued operations due to our decision to sell ULMS.

9. Derivative Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. As required by our credit facility, we use derivative financial instruments to mitigate the potential impact of increases in interest rates on floating-rate long-term debt. The principal financial instruments used are an interest rate swap and an interest rate cap. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional amount.

On October 10, 2003, we entered into an interest rate swap agreement with a term of three years on $70.0 million notional amount of indebtedness and an interest rate cap agreement with a term of three years on $20.0 million notional amount of indebtedness. Both agreements qualify as cash flow hedges. The effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income (loss). The gain or loss on the derivative instrument that is reported in other comprehensive income (loss) will be reclassified as earnings in the periods during which earnings are impacted by the variability of the cash flows of the hedge item. The ineffective portion of all hedges will be recognized in continuing operations. For the year ended December 31, 2004, the ineffective portion in our statement of operations was less then $0.1 million.

At December 31, 2003 and 2004, the fair value of the interest rate swap was an asset of $0.4 million and $0.6 million respectively. The interest rate swap agreement entitles us to receive from the counterparty on a quarterly basis the floating three-month LIBOR rate and we pay on a quarterly basis 2.395% per annum.

At December 31, 2003, the fair value of the interest rate cap was a $0.3 million liability, while at December 31, 2004 the fair value was a $ 0.1 million asset. The interest rate cap agreement entitles us to receive from the counterparty on a quarterly basis the amounts, if any, by which the three-month LIBOR rate exceeds 4% per annum. The premium paid is being amortized to interest expense over the life of the agreement.

We are exposed to credit losses in the event of nonperformance by the counterparty to its interest rate swap and interest rate cap agreement. We anticipate that the counterparty will be able to satisfy its obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk.

10. Income Taxes

Income taxes related to the InfraSource Group are reflected in continuing operations. Income taxes relating to the Non-Acquired Group are reflected within discontinued operations, as summarized in Note 3. InfraSource Incorporated and each of its subsidiaries were included in the consolidated Federal income tax return of Exelon at December 31, 2002 and for the period January 1, 2003 through September 23, 2003. Deferred tax assets and liabilities are recognized for expected future tax consequences of transactions that are included in the financial statements and tax returns during different reporting periods. Under this method, deferred tax liabilities and assets are determined based upon the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded against a deferred tax asset when it is determined to be more likely than not that the asset will not be realized.

The components of income tax (benefit) expense—continuing operations, excluding the cumulative effect of a change in accounting principle and extraordinary item, are as follows:

	For the year Ended December 31, 2002 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current:
Federal	$(375)	$848	$1,957	$8,381
State	679	1,455	717	3,327
	304	2,303	2,674	11,708
Deferred:
Federal	15,702	(6,902)	(1,125)	(4,016)
State	(1,442)	(641)	(626)	(1,868)
	14,260	(7,543)	(1,751)	(5,884)
	$14,564	$(5,240)	$923	$5,824

As described in Note 1, the implementation of SFAS No. 142 as of January 1, 2002 resulted in a tax benefit of $63.5 million related to the InfraSource Group (continuing operations). As the future tax deductions associated with this benefit are principally long term in nature, these benefits are reflected in the accompanying consolidated balance sheets in non-current deferred tax assets at December 31, 2002. The tax benefit related to discontinued operations was $18.3 million.

The components of net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2003	2004
	(in thousands)
Reserves	$583	$3,380
Accrued expenses	102	49
Intangible assets	929	635
State net operating loss carry forwards	129	854
Federal net operating loss carry forwards	—	1,671
Deferred revenue	6,472	8,763
Other	—	21
Deferred tax assets	8,215	15,373
Fixed assets	(176)	(5,048)
Subordinated note discount	(2,610)	—
Goodwill	(3,686)	(5,827)
Other	—	(263)
Deferred tax liabilities	(6,472)	(11,138)
Net deferred tax assets	$1,743	$4,235
Included in the accompanying consolidated balance sheets under the following captions:
Current deferred income taxes	$685	$2,970
Non-current deferred income taxes	1,058	1,265
	$1,743	$4,235

As of December 31, 2004, we had $4.8 million of Federal net operating loss (NOL) carryforwards available to offset future taxable income, expiring in 2023. The federal NOL was acquired with Maslonka. We had no Federal NOL at December 31, 2003.

As of December 31, 2003 and 2004, we had an aggregate amount of $2.4 million and $10.3 million, respectively, of NOL carryforwards available to reduce future taxable income, which expire at various dates between 2008 and 2024. The majority of the December 31, 2004 state NOL balance was acquired with Maslonka.

In connection with the Merger (see Note 2), our deferred tax assets and liabilities were retained by Exelon pursuant to joint election by us and Exelon under section 338(h) (10) of the Internal Revenue Code. Therefore, the InfraSource Group’s deferred federal and certain state tax assets and liabilities, including the NOL carryforwards, were eliminated in the accounting for the Merger.

The reconciliation of the expected income tax (benefit) expense—continuing operations excluding the cumulative effect of a change in accounting principle and extraordinary item (computed by applying the federal statutory tax rate to income before taxes) to actual income tax expense is as follows:

	For the year Ended December 31, 2002 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004
	(in thousands)
Expected federal income tax (benefit) provision at statutory rate	$15,681	$(5,755)	$784	$5,005
State income taxes, net of federal income tax (benefit) provision	2,192	(980)	24	834
Non-deductible amortization of excess cost of net assets acquired	27	—	—	—
Non-deductible meals and entertainment	681	340	115	284
Provision to return adjustment	—	—	—	51
Non-taxable life insurance proceeds	—	—	—	(350)
Change in valuation allowance	(4,311)	915	—	—
Other	294	240	—
	$14,564	$(5,240)	$923	$5,824

11. Concentration of Credit Risk

Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. We maintain substantially all of our cash investments with what we believe to be high credit quality financial institutions. As a policy, we do not collateralize our receivables; however, if collectibility becomes questionable, appropriate liens may be filed.

The InfraSource Group had no customers for the year ended December 31, 2002 from whom revenues earned were greater than 10% of total InfraSource Group revenues. For the period January 1, 2003 through September 23, 2003, revenues earned from Exelon represented $53.5 million, or approximately 14% of total InfraSource Group revenues, with no other customer representing 10% or more of earned revenues for the period. For the period May 30, 2003 through December 31, 2003, revenues earned from Exelon represented $28.9 million, or approximately 21% of our total revenues, with no other customer representing 10% or more of earned revenues for the period.

Our top ten customers accounted for approximately 46% of our consolidated revenues for the year ended December 31, 2004. Exelon accounted for approximately 17% of our consolidated revenues for the year ended December 31, 2004.

At December 31, 2003, accounts receivable due from Exelon represented $14.6 million or approximately 16% of total accounts receivable, and additionally one other customer represented $9.6 million or 11% of accounts receivable. At December 31, 2004, accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented $21.7 million or 19% of our total accounts receivable balance.

12. Related Party Transactions

The long-term subordinated note payable to Enterprises gave Exelon the right to a position on our Board of Directors. Pursuant to such right, an Exelon officer became a member of our Board of Directors on September 24, 2003 and subsequently resigned on January 29, 2004. As a result, Exelon was treated as a related party for 2003.

As more fully described in Note 1, the InfraSource Group is included in the consolidated federal income tax return of Exelon for the year ended December 31, 2002 and for the short period federal tax return for the period January 1, 2003 through September 23, 2003. We record income tax expense on a separate company basis. Federal income taxes payable to Exelon from the InfraSource Group totaling approximately $6.4 million were eliminated as a result of the Merger.

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties’ discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $1.3 million and $1.2 million for these services for the year ended December 31, 2002 and for the period January 1, 2003 through September 23, 2003, respectively, including $0.6 million and $0, respectively, for leasing of the InfraSource Group’s corporate headquarters. Pursuant to the Merger, this Services Agreement was terminated.

The InfraSource Group had several service contracts with Exelon and performed various services including utility construction and maintenance, telecommunications and infrastructure services on an outsourced basis to business and residential customers. Certain operating assets and liabilities of the Non-Acquired Group, including certain operating agreements (the “Operating Agreements”) with Exelon, were transferred to the InfraSource Group as of January 1, 2003, with operating results related to the Operating Agreements reflected in the accompanying consolidated statement of operations beginning with the date of transfer. Under the Operating Agreements, we perform infrastructure services on an outsourced basis to business and residential customers. Each Operating Agreement has an annual term ending on December 31 which automatically renews each year unless formally terminated by Exelon. The services were provided to Exelon at a rate that was intended to approximate market value. Revenues charged to Exelon under these contracts for the period January 1, 2003 to September 23, 2003 were $25.0 million. For the years ended December 31, 2002, revenues recorded by the Non-Acquired Group pursuant to these contracts were $25.9 million. These Operating Agreements remained in place following the Merger. Our revenues from Exelon under these contracts were $10.1 million for the period May 30, 2003 through December 31, 2003. On January 29, 2004, Exelon relinquished its sole seat on our Board of Directors and ceased to be a related party at that time. Revenues from Exelon for the period January 1 through January 29, 2004 (the date it ceased to be a related party) were $7.6 million.

In addition to the Services and Operating Agreements, revenues for the InfraSource Group related to contracts with Exelon were $32.7 million, and $28.5 million for the year ended December 31, 2002, and for the period January 1, 2003 through September 23, 2003, respectively. Our revenues related to contracts with Exelon other than the Operating Agreements were $18.8 million for the period May 30, 2003 through December 31, 2003. Accounts receivable related to all revenues due from Exelon were $14.6 million at December 31, 2003, and are recorded in contract receivables due from related parties, net in the accompanying consolidated balance sheets.

All InfraSource Group subsidiaries participated in a centralized cash pooling system, whereby the InfraSource Group’s subsidiaries would lend funds to or borrow funds from InfraSource Group in an amount equivalent to their end of day bank account balance. Excess funds in the cash pooling account were automatically swept into an overnight investment account. When the cash pool did not cover total InfraSource Group cash requirements, funds were borrowed from Exelon and interest was paid on the amounts borrowed. Interest expense for the InfraSource Group related to these borrowings was $0.4 million and less than $0.1 million for the years ended December 31, 2002, and the period January 1, 2003 through September 23, 2003, respectively.

The InfraSource Group has historically provided funds available to the Non-Acquired Group through this cash pooling system. Substantially all outstanding amounts among InfraSource Incorporated and its acquired and non-acquired subsidiaries were settled in full pursuant to Board of Director-approved capital contributions during fiscal 2003, as the Non-Acquired Group subsidiaries were distributed to Exelon immediately prior to the Merger. Amounts due (to) from the Non-Acquired Group are included in due (to) from related parties in the accompanying consolidated balance sheet as of December 31, 2003.

Additional related party transactions:

In March 2004, after receiving approval from the required parties, we distributed $7.2 million of property and equipment that pursuant to the original terms of a purchase agreement with Blair Park were owed to three officers of Blair Park. The corresponding liability related to these assets is reflected in other liabilities—related parties in the December 31, 2003 consolidated balance sheet. Additionally, we lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. Our annual lease payments under this agreement are approximately $0.1 million.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through May 2005, subject to a four-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

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

We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka, one of our employees and stockholders. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million. Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments. The promissory note matures on June 30, 2006.

We sublease two equipment yards, which are owned by one of our employees. Pursuant to six-month subleases through February 2005, we will incur aggregate lease payments of $0.1 million.

13. Stockholders’ Equity

Common stock:   At inception, the Board of Directors of the InfraSource Group authorized 150,000,000 shares of common stock with a par value of $.0001 per share. Common shares outstanding as of September 23, 2003 were redeemed in connection with the Merger, as more fully discussed in Note 2. At our inception, the Board of Directors authorized 2,500,000 shares of common stock with a par value of $.001 per share.

On March 24, 2004, the Board of Directors authorized an approximate 21.7625 to one stock split and an increase in the authorized common stock from 2,500,000 shares to 120,000,000. Par value of the common stock remained $.001 per share. The effect of the stock split has been retroactively reflected in our accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated. No corresponding change has been made to the financial information relating to the InfraSource Group.

Preferred stock:   At inception, the Board of Directors of the InfraSource Group authorized 20,000,000 shares of preferred stock with a par value of $.0001 per share. No shares were issued through December 31, 2002. On September 23, 2003 in anticipation of the Merger (see Note 2), the InfraSource Group issued one share of preferred stock to Exelon for $4.1 million. In connection with the Merger, on September 24, 2003, Exelon exchanged this share of preferred stock, along with other consideration included in the Merger Agreement including certain indemnifications provided by Exelon along with a volume agreement for a $29.0 million subordinated note issued by us (see Note 2). At inception, we had no authorized shares of preferred stock.

On March 24, 2004, the Board of Directors authorized 12,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued through December 31, 2004.

Redeemable common stock and treasury stock:   All shares of redeemable common stock were valued at the InfraSource Group’s estimated fair value at the dates of issuance and were subject to stock restriction agreements that provided certain registration rights with respect to the common stock. Additionally, the stock restriction agreements provided that stockholders had the right to require the InfraSource Group to purchase, and the InfraSource Group had the right to require each stockholder to sell, specified percentages of the stockholder’s shares, at fair market value, at dates subsequent to August 31, 2003. Further, upon termination of employment, the InfraSource Group had the right to repurchase any or all shares held by employee stockholders. As a result, the carrying value of these shares was adjusted to fair market value at each reporting period, with the corresponding accretion or decretion being recorded as a component of retained earnings. The adjustment of $7.9 million as of December 31, 2002, in the fair value of the redeemable common stock related to the 2,877,463 shares issued during 1999, 2000 and 2001 for acquisitions and adjusted retained earnings at the time of each revaluation of the common stock. The InfraSource Group’s policy was to repurchase outstanding shares of redeemable common stock issued to employees upon termination of employment. Shares of redeemable common stock were repurchased at fair market value as of the redemption date, and were recorded as treasury stock at this value. Shares of treasury stock were not subject to statutory restrictions, and the InfraSource Group had no stock repurchase commitments other than those pursuant to the stock restriction agreements previously described.

During the year ended December 31, 2002, 374,996 shares of redeemable stock, valued at $2.0 million based upon a fair value per share of $5.31, were cancelled in connection with a settlement with former owners of a certain subsidiary. Also, during 2002, the InfraSource Group repurchased 85,156 shares of redeemable stock from employees who were terminated for a total fair value of $0.5 million.

During the period January 1, 2003 through September 23, 2003, the InfraSource Group redeemed shares of redeemable stock at a fair value of $9.9 million. All remaining outstanding redeemable common stock as of September 23, 2003 was subsequently redeemed, and all treasury stock was cancelled in connection with the Merger. Activity related to shares of redeemable common stock for the year ended December 31, 2002, and for the period January 1, 2003 through September 23, 2003 is as follows:

Shares
Balance as of January 1, 2002	2,749,861
Cancelled in connection with purchase price settlement	(374,996)
Repurchased shares from terminated employees	(85,156)
Balance as of December 31, 2002	2,289,709
Repurchased shares from terminated employees	(936,700)
Balance as of September 23, 2003	1,353,009

We have no redeemable common stock as of December 31, 2003 or 2004.

Deferred Compensation—Common Stock:   The InfraSource Group granted shares of restricted common stock to certain executives in conjunction with compensation agreements. There was no trading market for the restricted common stock at the grant dates. For financial statement purposes, a fair value for the common stock was determined by the Board of Directors during the period these shares were granted. Accordingly, the InfraSource Group recorded deferred compensation expense based on the shares granted times the grant price. This amount was recognized as compensation expense over the vesting period of three years, on a straight-line basis. At September 23, 2003, all deferred compensation has been fully amortized. Compensation expense recognized during the years ended December 31, 2002 and the period January 1, 2003 through September 23, 2003 under this plan was $0.2 million and $0.1 million, respectively.

Common Stock Sale:   In connection with the funding of the acquisition of Maslonka in January 2004, we offered to sell 5,931,950 shares of common stock to all of our then-existing stockholders at a price of $4.60 per common share. Shares issued pursuant to this offer are reflected in the consolidated statements of shareholders’ equity under the captions Company Management and Principal Stockholders. As a result of the issuance of a portion of these shares to our management, we recorded pre-tax compensation expense of $0.3 million representing the difference between the fair value and the purchase price on the date of sale, which amount is reflected in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004.

14. Computation of Per Share Earnings

The following table is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation. Common shares used in the predecessor’s earnings per share computations represent shares of InfraSource Incorporated outstanding during the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003. Such shares outstanding as of September 23, 2003 were redeemed in conjunction with the Merger.

	2002 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Income (loss) from continuing operations (numerator)	$30,237	$(11,202)	$1,316	$8,475
Income (loss) from discontinued operations, net of tax expense (benefit) of $541, $(6,503), $(13) and $338, respectively	(1,574)	(12,316)	(57)	505
Gain on disposition of discontinued operation net of tax expense of $410	—	—	—	596
Extraordinary item, net of tax of $51	—	—	76	—
Cumulative effect of a change in accounting principle, net of tax benefit of $81,832	(204,100)	—	—	—
Net income (loss)	$(175,437)	$(23,518)	$1,335	$9,576
Weighted average basic common shares outstanding (denominator)	48,086	47,585	10,782	35,172
Potential common stock arising from stock options	—	—	249	967
Weighted average diluted common shares outstanding (denominator)	48,086	47,585	11,031	36,139
Basic net income (loss) per share	$(3.65)	$(0.50)	$0.12	$0.27
Diluted net income (loss) per share	(3.65)	(0.50)	0.12	0.26

In connection with the funding of the acquisition of Maslonka in January 2004, we offered to sell 5,931,951 shares of common stock to all existing stockholders at a price per share that is less than fair value per share (bonus element). In accordance with SFAS No. 128, the number of shares of common stock used in computing basic and diluted earnings per share for the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004 has been increased to include the effect of the bonus element.

Included in potential common stock arising from stock options for the year ended December 31, 2004 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation (see Note 15).

For each of the predecessor entity periods presented above there were 1,042,200 shares under option grants excluded from the calculations of diluted earnings per share as the effect of these shares would have been anti-dilutive. For the year ended December 31, 2004, there were 738,540 shares under option grants excluded from the calculations of diluted earnings per share as the effect of these shares would have been anti-dilutive.

15. Benefit Plans

We and certain of our subsidiaries have union affiliations. Certain field employees are members of local unions. Wages and benefits paid to these employees are established by negotiated contracts which expire at various times.

Retirement Plans:   The InfraSource Group had a defined contribution plan benefiting all subsidiaries, qualifying under section 401(k) of the Internal Revenue Code, for the majority of all office and supervisory employees. During 2002, all subsidiaries of the InfraSource Group transferred to this plan and as of the Merger date, we did a plan spin-off which adopted a new defined contribution plan with the same features and provisions as the InfraSource Group’s plan. The spin-off defined contribution plan included automatic transfer of account balances for employees continuing employment with us after the Merger

The plan allows eligible employees to contribute up to 15% of their pre-tax base compensation. Matching contributions made by us are 50% of pre-tax contribution up to 6% of the employees’ annual compensation. Additionally, some of the subsidiaries maintain profit sharing plans for certain employees. The InfraSource Group’s expense related to its defined contribution and profit sharing plans for the years ended December 31, 2002 and for the period January 1, 2003 through September 23, 2003 were $1.8 million and $1.7 million, respectively. Expenses related to our defined contribution and profit sharing plans for the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004 were $0.4 million and $1.5 million, respectively. We and our subsidiaries also provide for payments made to various retirement plans for construction employees under the terms of union agreements and for other benefits of former employees.

Employee Stock Purchase Plan:   In April 2004, our board of directors adopted the 2004 Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for under the plan is 2,000,000, plus an annual increase to be added on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of the number of our outstanding shares on the last day of the immediately preceding fiscal year. At December 31, 2004, approximately 39,485 shares have been issued under this plan.

Stock Option Plan—InfraSource Group:   The InfraSource Group’s Long Term Incentive Plan (the “LTIP”) was adopted in 1999 to allow the grant of stock options and other cash or stock awards or rights to designated key employees of the Company and its subsidiaries. Awards under the LTIP may be grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance units, performance shares, phantom stock, and dividend equivalents. At any time, the number of shares of common stock outstanding under the LTIP cannot exceed 16,000,000.

Under the terms of the InfraSource Group’s incentive stock option plans, officers and certain other key employees were granted options to purchase the company’s common stock at no less than 100% of the fair market value on the date of the grant. The options generally vested over three years and had a maximum term of ten years. Under certain terms of the option agreement and subsequent to October 2002, the option holder had the right to put the exercised shares back to the InfraSource Group at fair market value. Accordingly, there was no compensation expense recorded at the date of the grant. No options had been exercised at September 23, 2003. In anticipation of the Merger (see Note 2), as of September 8, 2003, all outstanding common stock options for the InfraSource Group were canceled for nominal consideration.

Stock Option Plans:   Our 2003 Omnibus Stock Incentive Plan as amended effective April 29, 2004 (the “2003 Stock Plan”), was originally adopted on September 23, 2003 to allow the grant of stock options and restricted stock to designated key employees. The options currently issued under the 2003 Stock Plan include time-based and performance-based options that vest over a period between four and seven years, or earlier in the case of performance-based options upon achievement of financial return targets. All options have a maximum term of ten years. Under certain terms, the option holder has the right to put exercised shares back to us at fair market value. The 2003 Stock Plan was terminated upon completion of the IPO. Options previously issued under the 2003 Stock Plan are not affected. As of December 31, 2004, 2,010,585 stock options are outstanding under the 2003 Stock Plan.

Our 2004 Omnibus Stock Incentive Plan (the “2004 Stock Plan”) was adopted on April 29, 2004 to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. The options currently issued under the 2004 Stock Plan vest over a period of four years. All options have a maximum term of ten years. The aggregate number of shares reserved for under the 2004 Stock Plan is 800,000, plus an annual increase, to be added on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of the number of our outstanding shares on the last day of the immediately preceding fiscal year.

In December 2003 and January 2004, stock options for the purchase of 134,818 shares were granted to members of the Board of Directors and management. These options were issued below fair market value resulting in an aggregate deferred compensation expense of approximately $0.5 million, which is being recognized as compensation expense over the four year vesting period. We recorded compensation expense of $0 million and $0.1 million during the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004, respectively, for options issued below fair market value. During the year ended December 31, 2004, we also adjusted our deferred compensation balance by approximately $0.1 million for the cancellation of 19,913 stock option grants. At December 31, 2004, our remaining deferred compensation balance is $0.3 million.

During the three months ended March 31, 2004, certain members of our management and Board of Directors consummated early exercises of unvested stock option awards representing a total of 489,547 shares of common stock. Pursuant to the terms of the related stock option agreements, we have the option to repurchase any unvested shares prior to the date they vest at the original strike price of the option grant. In accordance with the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” unvested shares are not considered outstanding for accounting purposes and are not included in the calculation of basic earnings per share until shares issued pursuant to these option grants vest. As of December 31, 2004, early exercises of unvested options with respect to 154,786 shares have vested, and these shares are considered outstanding for accounting purposes. Until the remaining 334,761 shares vest in accordance with the terms of the option grants, the net proceeds from the early exercise of these option grants, which totaled $1.5 million at December 31, 2004, are included in other long-term liabilities in the consolidated balance sheet.

The following tables summarize information for the options outstanding and exercisable:

	Options	Weighted Average Exercise Price per share
Predecessor entity—InfraSource Incorporated and Subsidiaries:
Balance, December 31, 2001	1,349,510	$13.35
Granted	—	—
Exercised	—	—
Cancelled	307,310	12.91
Balance, December 31, 2002	1,042,200	$13.48
Granted	—	—
Exercised	—	—
Cancelled	1,042,200	13.48
Balance, September 23, 2003	—	$—
InfraSource Services, Inc. and Subsidiaries:
Balance, May 30, 2003
Granted	1,961,517	$4.60
Exercised	—	—
Cancelled	—	—
Balance, December 31, 2003	1,961,517	$4.60
Granted	880,179	12.03
Exercised—Vested	(70,847)	4.60
Exercised—Unvested	(489,547)	4.60
Cancelled	(68,601)	5.62
Balance, December 31, 2004	2,212,701	$7.53

	As of December 31, 2004
	Stock Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	of Stock	Remaining	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price
$4.60 - $4.60	1,415,941	8.70	$4.60	158,812	$4.60
$7.88 - $10.20	58,220	9.70	9.11	—	—
$13.00 - $13.11	738,540	9.40	13.01	—	—
	2,212,701			158,812

The weighted-average fair value of options granted during the year ended December 31, 2004 was estimated as $0.4 million and $3.6 million, respectively, for options granted below fair market value and for options granted at fair market value. The fair value of each option grant at grant date is estimated using the Black-Scholes option-pricing model. Had we applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock based employee compensation, we would have recognized estimated compensation expense as follows:

	For the year Ended December 31, 2002 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income (loss) as reported	$(175,437)	$(23,518)	$1,335	$9,576
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relative tax effects	(1,068)	—	(89)	(821)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	—	—	1	218
Pro forma net income (loss)	$(176,505)	$(23,518)	$1,247	$8,973
Basic and diluted income (loss) per share:
Basic net income (loss) per share—as reported	$(3.65)	$(0.50)	$0.12	$0.27
Basic net income (loss) per share—pro forma	(3.68)	(0.50)	0.12	0.26
Diluted net income (loss) per share—as reported	(3.65)	(0.50)	0.12	0.26
Diluted net income (loss) per share—pro forma	(3.68)	(0.50)	0.11	0.25

The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Grants Issued During the Period May 30 to December 31, 2003	Grants Issued During the Year Ended December 31, 2004
Risk-free interest rate	3.35% - 3.53%	3.35% - 3.75%
Expected life (in years)	6	6
Expected volatility	0%	45%
Expected dividend yield	0%	0%

Deferred Compensation Plan:   The InfraSource Group’s Deferred Compensation Plan was established on January 1, 2001 for the purpose of providing deferred compensation to designated key employees of the Company and its subsidiaries. As of the Merger date, we did a plan spin-off which adopted a new defined compensation plan with the same features and provisions as the InfraSource Group’s plan. The Deferred Compensation Plan allows participants to elect to make pre-tax deferrals of up to 75% of their annual base salary and 100% of their bonuses in coordination with amounts contributed to the qualified 401(k) plan. In addition, each participant may elect to defer an excess amount equal to any amount distributed or paid to the participant from our 401(k) plan during the calendar year to correct a failure to satisfy the nondiscrimination requirements of the Code. The Deferred Compensation Plan allows us to make matching contributions with respect to participants who elect to defer a portion of their annual base salary. A participant’s interest in its matching contributions vest in accordance with the vesting schedule set forth in our 401(k) plan. A participant’s deferrals and matching contributions, if any, are credited to a bookkeeping account and accrue earnings and losses as if held in certain investments selected by the participant. Amounts credited to a participant’s account will be distributed upon the earlier of the participant’s (i) retirement or (ii) separation from service, provided, however, if the separation of service occurs prior to the participant’s attainment of age 65, the distribution may be delayed until the participant has attained 65 if the participant has timely elected to so defer such payment. Our Deferred Compensation Plan is unfunded, and participants are unsecured general creditors of the Company as to their accounts.

Effective January 1, 2004, the Deferred Compensation Plan was amended to (1) add a vesting requirement for our matching contributions, (2) add an early distribution provision, (3) make a single sum the automatic form of payment and (4) clarify certain provisions.

16. Segment Information

We operate in two business segments. Our principal segment, ICS provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by five of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. A business included in our TS segment is a regulated public telecommunication utility, with facilities throughout Delaware, Maryland, New Jersey and Pennsylvania. During 2004, we changed to two reporting segments and all prior periods presented have been restated. We operate in multiple service territories throughout the United States and do not have significant operations or assets in countries outside the United States.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures are income (loss) from operations as adjusted, a non-GAAP financial measure, and contract revenues. Income (loss) from operations as adjusted excludes amortization expense related to intangibles as a result of our acquisitions. We exclude amortization to facilitate our evaluation of operating unit performance as we believe amortization expense does not reflect the core operations of our business segments. A reconciliation of income (loss) from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations is provided below.

We do not allocate corporate costs to our segments for internal management reporting. Corporate and eliminations includes unallocated corporate costs and elimination of revenues between reporting segments which are not significant. The reportable segments follow the same accounting policies as those described in the summary of significant accounting policies. The following tables present segment information by period:

Year ended December 31, 2004	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$620,877	$30,282	$(136)	$651,023
Income (loss) from operations as adjusted	38,433	13,258	(12,158)	39,533
Depreciation	21,692	2,868	371	24,931
Amortization	12,350	—	—	12,350
Total assets	374,985	75,110	72,385	522,480
Capital expenditures	14,838	10,708	1,228	26,774
reconciliation:
Income (loss) from operations as adjusted	$38,433	$13,258	$(12,158)	$39,533
Less: Amortization	12,350	—	—	12,350
Income (loss) from operations	26,083	13,258	(12,158)	27,183
Interest income	282	1	289	572
Interest expense and amortization of debt discount	(8,013)	(1,122)	(1,043)	(10,178)
Loss on early extinguishment of debt	(3,741)	(703)	—	(4,444)
Other income (expense)	1,124	37	5	1,166
Income (loss) before income taxes	$15,735	$11,471	$(12,907)	$14,299

For the Period May 30, 2003 to December 31, 2003	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$130,255	$7,745	$(357)	$137,643
Income (loss) from operations as adjusted	9,881	2,381	(3,387)	8,875
Depreciation	4,616	607	100	5,323
Amortization	2,600	—	—	2,600
Total assets	256,566	74,598	36,413	367,577
Capital expenditures	912	3,086	20	4,018
reconciliation:
Income (loss) from operations as adjusted	$9,881	$2,381	$(3,387)	$8,875
Less: Amortization	2,600	—	—	2,600
Income (loss) from operations	7,281	2,381	(3,387)	6,275
Interest income	152	18	(110)	60
Interest expense and amortization of debt discount	(3,360)	(606)	—	(3,966)
Other income (expense)	(24)	(34)	(72)	(130)
Income (loss) before income taxes	$4,049	$1,759	$(3,569)	$2,239

For the Period January 1, 2003 to September 23, 2003	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$342,724	$41,176	$(1,273)	$382,627
Income (loss) from operations as adjusted	8,293	6,846	(29,374)	(14,235)
Depreciation	18,964	1,667	286	20,917
Total assets	257,186	62,798	68,877	388,861
Capital expenditures	8,392	7,928	54	16,374
reconciliation:
Income (loss) from operations as adjusted	$8,293	$6,846	$(29,374)	(14,235)
Less: Amortization	—	—	—	—
Income (loss) from operations	8,293	6,846	(29,374)	(14,235)
Interest income	1,684	209	(517)	1,376
Interest expense and amortization of debt discount	(25)	(2)	—	(27)
Other income (expense)	(405)	(940)	(2,211)	(3,556)
Income (loss) before income taxes	$9,547	$6,113	$(32,102)	$(16,442)

Year ended December 31, 2002	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$521,140	$47,858	$(2,529)	$566,469
Income (loss) from operations as adjusted	51,163	993	(16,594)	35,562
Depreciation	26,439	2,463	586	29,488
Total assets	374,143	51,762	83,361	509,266
Capital expenditures	13,337	8,560	113	22,010
reconciliation:
Income (loss) from operations as adjusted	$51,163	$993	$(16,594)	$35,562
Less: Amortization	—	—	—	—
Income (loss) from operations	51,163	993	(16,594)	35,562
Interest income (expense)	1,377	(451)	512	1,438
Interest expense and amortization of debt discount	(54)	15	(349)	(388)
Other income (expense)	679	(769)	8,279	8,189
Income (loss) before income taxes	$53,165	$(212)	$(8,152)	$44,801

The following table presents information regarding revenues by end market:

	For the year Ended December 31, 2002 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004
	(in thousands)		(in thousands)
Electric	$310,489	$214,513	$77,445	$363,912
Gas	173,200	109,042	45,393	211,901
Telecommunications	65,257	49,494	10,689	52,190
Other	17,523	9,578	4,116	23,020
	$566,469	$382,627	$137,643	$651,023

17. Commitments and Contingencies

We are obligated under capital leases for equipment and also rent office space and equipment under non-cancelable operating leases, certain of which contain purchase option terms.

Our future minimum lease commitments for all non-cancelable leases as of December 31, 2004 are as follows:

	Capital Leases	Operating Leases	Total
		(in thousands)
For the twelve months ending December 31,
2005	$14	$8,447	$8,461
2006	—	7,197	7,197
2007	—	5,369	5,369
2008	—	3,091	3,091
2009	—	833	833
Thereafter	—	—	—
Total minimum lease payments	14	$24,937	$24,951
Less: Amounts due within one year	14
	$—

Rent expense incurred by the InfraSource Group was, $4.0 million and $5.7 million for the year ended December 31, 2002 and the period January 1, 2003 through September 23, 2003, respectively. Our rent expense was $2.4 million and $15.6 million, respectively, for the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004. See Note 12 for information regarding leasing transaction with related parties.

We also construct and lease fiber-optic telecommunications facilities to our customers pursuant to operating lease agreements, typically with lease terms from five to twenty-five years, including certain renewal options. Under these agreements, customers lease a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. The book value of the fiber-optic facilities is $43.5 million, net of accumulated depreciation of $0.5 million and $54.0 million, net of accumulated depreciation of $2.8 million as of December 31, 2003 and 2004, respectively, and is included in property and equipment, net of accumulated depreciation, in the accompanying consolidated balance sheet. Minimum future rentals related to fiber-optic facility leasing agreements as of December 31, 2004 are as follows:

(in thousands)
For the twelve months ending December 31,
2005	$17,813
2006	14,858
2007	11,096
2008	7,805
2009	5,644
Thereafter	19,069
Fixed non-cancelable minimum lease revenues	$76,285

18. Litigation

On February 7, 2003, Rahsanne Bickman filed suit in the Travis County District Court in Texas State Court against Maslonka and one employee alleging, among other things, gross negligence and seeking approximately $24 million in actual and compensatory damages arising out of the death of her son. On October 27, 2003, the father of the deceased, Kevin Sam, Sr., filed suit in Taylor County Texas District Court seeking unspecified damages. The claims arose out of an automobile accident that took place on December 1, 2002 on an interstate highway in Texas and resulted in death. In February 2004, Rahsanne Bickman’s claims were resolved through an out of court settlement fully funded by insurance proceeds (less a $10,000 deductible). The dismissal order was entered on March 25, 2004. The claims of Kevin Sam, Sr. were initially docketed for trial on December 13, 2004; however the case was settled by our insurance carrier prior to the trial date.

In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. We have $3.8 million accrued on our consolidated balance sheet as of December 31, 2003 and 2004, respectively, for this judgment. The jury verdict upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated. We filed a notice of appeal on February 19, 2004, and the plaintiff filed a notice of cross-appeal on March 2, 2004. All briefings were completed on July 22, 2004, and oral arguments were heard on October 13, 2004. A ruling is expected within six to ten months.

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

19. Quarterly Data—Unaudited

The following tables present certain financial quarterly operating results for the periods in the year ended 31, 2003 and quarterly operating results for the year ended December 31, 2004:

	2003 Period Ended
	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	(Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period September 23 to December 31, 2003
	March 21	June 20	September 23
	(in thousands, except share and per share data)
Contract revenues	$110,602	$136,945	$135,080	$137,643
Gross profit	13,502	18,745	20,058	23,824
Income (loss) from continuing operations	1,004	3,253	(15,459)	1,316
Loss from discontinued operations	(701)	(4,846)	(6,769)	(57)
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	303	(1,593)	(22,228)	1,259
Net income (loss)	303	(1,593)	(22,228)	1,335
Basic income (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	$0.01	$(0.03)	$(0.47)	$0.11
Diluted income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	0.01	(0.03)	(0.47)	0.11
Basic net income (loss) per share	0.01	(0.03)	(0.47)	0.12
Diluted net income (loss) per share	0.01	(0.03)	(0.47)	0.12

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Contract revenues	$146,888	$145,525	$164,209	$194,401
Gross profit	25,005	24,471	25,974	28,827
Income (loss) from continuing operations	1,053	(1,985)	4,041	5,366
Income (loss) from discontinued operations	19	(41)	1,011	112
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	1,072	(2,026)	5,052	5,478
Net income (loss)	1,072	(2,026)	5,052	5,478
Basic income (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	$0.04	$(0.06)	$0.13	$0.14
Diluted income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	0.04	(0.06)	0.13	0.14
Basic net income (loss) per share	0.04	(0.06)	0.13	0.14
Diluted net income (loss) per share	0.04	(0.06)	0.13	0.14

Amounts may differ from amounts previously reported due primarily to discontinued operations and to a lesser extent reclassifications.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                CONTROLS AND PROCEDURES

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

(c)           Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Schedules

(1)   The consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(2)   The following financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8 of this Annual Report on Form 10-K):

Page
Reports of Independent Registered Public Accounting Firm	54-55
Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2002 and for the period January 1 to September 23, 2003 (predecessor entity—Infrasource Incorporated and Subsidiaries), May 30 to December 31, 2003 and for the year ended December 31, 2004	103

Schedules other than the schedule listed above are omitted for the reason that they are either not applicable or not required or because the information required is otherwise included.

Schedule II—Valuation and Qualifying Accounts

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
For the Year ended December 31, 2002 and
For the period January 1 to September 23, 2003
(predecessor entity—InfraSource Incorporated and Subsidiaries),
May 30 to December 31, 2003 and For
the Year Ended December 31, 2004
(In thousands)

	Balance at	Additions					Balance at
	Beginning of	Charged To	Charged to				End of
Description	Period	Expenses	Other Accounts		Deductions		Period
Allowance for Uncollectible Accounts Receivable:
InfraSource Services, Inc. and Subsidiaries:
Year 2004	$4,917	$(274)	$473		$1,811	(b)	$3,305
May 30 to December 31, 2003	8,081	178	(3,308	)(a)	34		4,917

Predecessor entity—InfraSource Incorporated and Subsidiaries:
January 1 to September 23, 2003	7,462	236	438		55		8,081
Year 2002	$18,404	$7,964	$—		$18,906	(b)	$7,462
Valuation Allowance for Deferred Tax Assets:
InfraSource Services, Inc. and Subsidiaries
Year 2004	$—	$—	$—		$—		$—
May 30 to December 31, 2003	—	—	—		—		—

Predecessor entity—InfraSource Incorporated and Subsidiaries:
January 1 to September 23, 2003	5,001	915	—		699	(d)	5,217
Year 2002	$1,920	$(4,311)	$7,167	(c)	$(225)		$5,001

(a)—Allowance for Uncollectible Accounts Receivable includes net amounts associated with acquisitions and discontinued operations.

(b)—Amounts written off as uncollectible or transferred.

(c)—Amounts established with adoption of SFAS No. 142

(d)—Reclass to deferred state taxes

(b)          Exhibits:

Exhibit No.	Document
2.1

Agreement and Plan of Merger, dated as of June 17, 2003, by and among InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation), Exelon Enterprises Company, LLC, InfraSource Incorporated and Dearborn Merger Sub, Inc.(1)

2.2

Agreement and Plan of Merger by and among Dearborn Holdings Corporation, InfraSource Incorporated, MAI Acquisition, Inc., Maslonka & Associates, Inc., Martin Maslonka, Mark C. Maslonka, Jon Maslonka, Justin Campbell, Joseph Gabbard, Sidney N. Strauss and Thomas B. Tilford, dated as of January 16, 2004.**(1)

3.1	Form of Restated Certificate of Incorporation of InfraSource Services, Inc.(3)
3.1.1	Form of Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(3)
3.2	Form of Amended and Restated Bylaws of InfraSource Services, Inc.(3)
3.3	Specimen of stock certificate.(3)
4.1	Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a the Dearborn Holdings Corporation) and its Security Holders party thereto.(1)
4.2

Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(3)

10.1	Form of Officer and Director Indemnification Agreement.(3)
10.2	Volume Agreement, dated as of September 24, 2003, between InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and Exelon Enterprises Company, LLC.**(1)
10.3	Credit Agreement, dated September 24, 2003, made by InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated in favor of LaSalle Bank National Association.(1)
10.3.1

First Amendment, dated as of January 22, 2004, to the Credit Agreement, dated as of September 24, 2003, made by InfraSource Services, Inc. (f/k/a the Dearborn Holdings Corporation) and InfraSource Incorporated in favor of LaSalle Bank National Association.(2)

10.4

Guarantee and Collateral Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc., (f/k/a Dearborn Holdings Corporation), InfraSource Incorporated and its subsidiaries party thereto, in favor of Barclays Bank PLC.(3)

10.5	Second Amendment and Waiver, dated April 21, 2004, to the Credit Agreement and the Guarantee and Collateral Agreement.(3)
10.6

Amended and Restated Credit Agreement, dated as of May 12, 2004, by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.*

10.6.1

First Amendment, dated as of December 21, 2004, to the Amended and Restated Credit Agreement, dated as of May 12, 2004, by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.(7)

10.7	2003 Omnibus Stock Incentive Plan, as amended.†(1)
10.8	2004 Omnibus Stock Incentive Plan.†(3)
10.9	Form of 2004 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.†(3)
10.10	2004 Employee Stock Purchase Plan.†(3)
10.11	InfraSource Incorporated Deferred Compensation Plan.†(2)
10.12	Summary of Non-Employee Director Compensation.†*
10.13	Summary of Executive Officer Compensation Arrangements.†*
10.14	Management Agreement, dated September 24, 2003, by and among David Helwig, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.†(2)
10.15	Management Agreement, dated September 24, 2003, by and among Terence R. Montgomery, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.†(2)
10.16	Management Agreement, dated September 24, 2003, by and among Henry E. Jackson, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.†(2)
10.17	Management Agreement, dated September 24, 2003, by and among Stephen J. Reiten, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.†(2)
10.18	Management Agreement, dated September 24, 2003, by and among Paul M. Daily, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.†(2)
10.19	Amendment to Non-Qualified Time-Based Stock Option Agreement, dated January 27, 2004, by and between Paul Daily and InfraSource Services, Inc.†(2)
10.20	Settlement Agreement and General Release of Claims, dated September 29, 2003, by Terence R. Montgomery and InfraSource Incorporated.†(2)
10.21	Management Agreement, dated April 6, 2004 by and between R. Barry Sauder, InfraSource Corporate Services Inc. and, solely with respect to Section 4(c), InfraSource Services, Inc.†(4)
10.22	Management Agreement dated as of November 24, 2004, between Dashiell Corporation and Randall C. Wisenbaker.†(6)
10.23

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among InfraSource Underground Construction, LLC, Sub-Surface Construction Co., EnStructure Corporation and SEMCO Energy, Inc.(5)

10.24

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among IUC SOUTH, LLC, InfraSource Underground Construction Services, Inc., Flint Construction Company, EnStructure Corporation and SEMCO Energy, Inc.(5)

10.25

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among InfraSource Underground Construction, LLC, Mueller Pipeliners, Inc., Iowa Pipeline Associates, Inc., EnStructure Corporation and SEMCO Energy, Inc.(5)

21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

†                    Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

*                    Filed herewith

**             Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission and are the subject of a Commission Order granting confidential treatment dated May 3, 2004.

(1)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375) filed with the Commission on January 30, 2004.

(2)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-112375) filed with the Commission on March 29, 2004.

(3)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 3 (Registration No. 333-112375) filed with the Commission on April 29, 2004.

(4)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 4 (Registration No. 333-112375) filed with the Commission on May 4, 2004.

(5)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 3, 2004.

(6)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 1, 2004.

(7)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 28, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRASOURCE SERVICES, INC.
March 24, 2005	By:	/s/ DAVID R. HELWIG
David R. Helwig, Chief Executive Officer and President (principal executive officer)
	By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery, Chief Financial Officer and Senior Vice President (principal financial officer)
	By:	/s/ R. BARRY SAUDER
R. Barry Sauder, Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

We, the undersigned directors of InfraSource Services, Inc., do hereby constitute and appoint each of David R. Helwig and Terence R. Montgomery, each with full power of substitution, our true and lawful attorney-in-fact and agent to do any and all acts and things in our names and in our behalf in our capacities stated below, which acts and things either of them may deem necessary or advisable to enable InfraSource Services, Inc. to comply with the Securities Exchange Act of 1934, as amended, any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for any or all of us in our names, in the capacities stated below, any amendment to this Form 10-K; and we do hereby ratify and confirm all that they shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN R. MARSHALL	Director and Chairman of the Board	March 24, 2005
John R. Marshall
/s/ DAVID R. HELWIG	Chief Executive Officer, President	March 24, 2005
David R. Helwig	and Director
/s/ JOHN A. BRAYMAN	Director	March 24, 2005
John A. Brayman
/s/ CHRISTOPHER S. BROTHERS	Director	March 24, 2005
Christopher S. Brothers
/s/ MICHAEL P. HARMON	Director	March 24, 2005
Michael P. Harmon
/s/ IAN A. SCHAPIRO	Director	March 24, 2005
Ian A. Schapiro
/s/ RICHARD S. SIUDEK	Director	March 24, 2005
Richard S. Siudek