Form 10-Q
period 2005-03-31
INFRASOURCE SERVICES INC
filed 2005-05-06
CIK 1276827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At April 29, 2005, there were 39,348,650 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended March 31, 2005
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2004	2005

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,781	$8,812
Restricted cash	5,000	—
Contract receivables (less allowances for doubtful accounts of $3,305 and $3,303, respectively)	109,099	103,435
Costs and estimated earnings in excess of billings	59,517	83,410
Inventories	13,567	13,123
Deferred income taxes	2,970	1,672
Other current assets	9,037	10,102
Current assets — discontinued operations	2,019	2,081

Total current assets	222,990	222,635

Property and equipment (less accumulated depreciation of $30,754 and $36,560, respectively)	144,670	146,979
Goodwill	134,478	134,484
Intangible assets (less accumulated amortization of $14,950 and $15,661, respectively)	6,795	5,183
Deferred charges and other assets, net	11,766	12,767
Deferred income taxes	1,265	877
Noncurrent assets — discontinued operations	516	635

Total assets	$522,480	$523,560

Current liabilities:
Current portion of long-term debt and capital lease obligations	$900	$889
Revolving credit facility borrowings	—	6,000
Other liabilities — related parties	3,904	13,103
Accounts payable	35,292	31,952
Accrued compensation and benefits	17,525	15,039
Other current and accrued liabilities	19,549	17,998
Accrued insurance reserves	26,042	26,419
Billings in excess of costs and estimated earnings	10,728	9,287
Deferred revenues	8,710	8,091
Current liabilities — discontinued operations	1,304	1,626

Total current liabilities	123,954	130,404

Long-term debt, net of current portion	83,878	83,657
Long-term debt — related party	1,000	1,000
Deferred revenues	16,935	16,671
Other long-term liabilities — related parties	8,493	—
Other long-term liabilities	4,226	4,392
Non-current liabilities — discontinued operations	11	11

Total liabilities	238,497	236,135

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized — 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized — 120,000,000 shares; issued and outstanding — 38,942,728 and 39,001,456, respectively)	39	39
Additional paid-in capital	272,954	273,396
Deferred compensation	(329)	(302)
Retained earnings	10,911	13,653
Accumulated other comprehensive income	408	639

Total shareholders’ equity	283,983	287,425

Total liabilities and shareholders’ equity	$522,480	$523,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2005

	(Unaudited)
	(In thousands, except
	per share data)
Contract revenues	$146,888	$182,917
Cost of revenues	121,883	161,273

Gross profit	25,005	21,644

Selling, general and administrative expenses	15,534	17,638
Merger related costs	—	76
Provision (recoveries) of uncollectible accounts	(7)	80
Amortization of intangible assets	4,547	1,612

Income from operations	4,931	2,238
Interest income	54	194
Interest expense and amortization of debt discount	(3,352)	(1,456)
Other income (expense), net	152	3,829

Income before income taxes	1,785	4,805
Income tax expense	732	1,922

Income from continuing operations	1,053	2,883
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $12 and $(95), respectively)	19	(141)

Net income	$1,072	$2,742

Basic income per share:
Income from continuing operations	$0.04	$0.07
Income (loss) from discontinued operations	—	—

Net income	$0.04	$0.07

Weighted average basic common shares outstanding	28,057	38,981

Diluted income per share:
Income from continuing operations	$0.04	$0.07
Income (loss) from discontinued operations	—	—

Net income	$0.04	$0.07

Weighted average diluted common shares outstanding	29,142	39,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Income	Earnings	Total

	(Unaudited)
	(In thousands, except share amounts)
Balance as of December 31, 2004	38,942,728	$39	$272,954	$(329)	$408	$10,911	$283,983
Amortization of unearned compensation	—	—	—	27	—	—	27
Stock options exercised	58,728	—	270	—	—	—	270
Income tax benefit from options exercised	—	—	172	—	—	—	172
Net income	—	—	—	—	—	2,742	2,742
Other comprehensive income	—	—	—	—	231	—	231

Balance as of March 31, 2005	39,001,456	$39	$273,396	$(302)	$639	$13,653	$287,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2005

	(Unaudited)
	(In thousands)
Cash flows used in operating activities:
Income from continuing operations	$1,053	$2,883
Adjustments to reconcile income from continuing operations to cash provided by (used in) operating activities:
Depreciation	5,563	6,826
Amortization of intangibles	4,547	1,612
Deferred income taxes	(9)	1,512
Other	1,206	(5,036)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	(3,298)	5,584
Contract receivables due from related parties, net	14,617	—
Costs and estimated earnings in excess of billings, net	(18,915)	(25,335)
Inventories	(883)	444
Other current assets	(1,711)	234
Deferred charges and other assets	550	(1,151)
Accounts payable	4,029	(3,340)
Other liabilities — related parties	—	892
Other current and accrued liabilities	(17,840)	(780)
Accrued insurance reserves	596	377
Deferred revenue	4,051	(882)
Other liabilities	99	(30)

Net cash flows used in operating activities from continuing operations	(6,345)	(16,190)
Net cash flows provided by operating activities from discontinued operations	317	118

Net cash flows used in operating activities	(6,028)	(16,072)

Cash flows used in investing activities:
Acquisitions of businesses, net of cash acquired	(20,101)	(38)
Proceeds from restricted cash	—	5,000
Proceeds from sales of equipment	900	1,345
Additions to property, plant and equipment	(5,109)	(9,125)

Net cash flows used in investing activities from continuing operations	(24,310)	(2,818)
Net cash flows used in investing activities from discontinued operations	(115)	(118)

Net cash flows used in investing activities	(24,425)	(2,936)

Cash flows from financing activities:
Increase in revolving credit facility borrowings	5,000	6,000
Repayments of long-term debt and capital lease obligations	(399)	(231)
Proceeds from exercise of stock options	2,250	270
Proceeds from sale of common stock	27,523	—

Net cash flows provided by financing activities from continuing operations	34,374	6,039
Net cash flows provided by (used in) financing activities from discontinued operations	—	—

Net cash flows provided by financing activities	34,374	6,039

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	3,921	(12,969)
Cash and cash equivalents transferred to discontinued operations	(203)	—
Cash and cash equivalents — beginning of period	12,176	21,781

Cash and cash equivalents — end of period	$15,894	$8,812

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Distribution of property and equipment owed to related party	$7,218	$—
We acquired all of the voting interests of Maslonka for $77,476 in January, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	41,093	—
Goodwill	59,549	—
Liability to sellers for taxes and cash holdback	(6,704)	—
Liabilities assumed	(23,166)	—
Equity issued to sellers	(50,671)	—
Cash paid for acquisition, net of cash acquired	(20,101)	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation
      InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our”.
      We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States.
      On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group”), pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. OCM/ GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships, own approximately 65% of our common stock.
      The accompanying unaudited condensed consolidated financial statements reflect our financial position as of December 31, 2004 and March 31, 2005 and our results of operations and cash flows for the three months ended March 31, 2004 and 2005. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2004 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with our financial statements and related notes included in our Report on Form 10-K for the year ended December 31, 2004.
      Certain amounts in the accompanying statements have been reclassified for comparative purposes.

2.	Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees, and Related Interpretations” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005. We are required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time we will begin recognizing an

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
expense for unvested share-based compensation that has been issued or will be issued after that date. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
      As permitted by SFAS No. 123, we currently account for share-based compensation to employees using the intrinsic value method of APB Opinion No. 25 and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the pro forma disclosure in Note 8. Accordingly, the adoption of the fair value method of SFAS No. 123R will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. We have not yet completed the analysis of the ultimate impact that SFAS No. 123R will have on our results of operations. We plan to adopt SFAS No. 123R using the prospective method.
      In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 3% tax deduction, which is phased up to 9%, on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and the guidance provided to date, we will likely be viewed as engaging in “qualified production activities” and, thus, be able to claim this tax deduction in 2005. We do not expect these new tax provisions to have a significant impact on our consolidated financial position, results of operations or cash flows.

3.	Acquisitions

Maslonka
      On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price is subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We expect the working capital adjustment to be finalized during 2005 and expect the holdback amounts, less any amounts retained by us, will be released to the sellers in 2005 and 2006. Under the terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million is contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. Any adjustments resulting from the working capital adjustment and holdback adjustments could result in an adjustment to goodwill, which amounts we do not expect to be material. The results of Maslonka are included in our consolidated results beginning January 27, 2004.
      Additionally, at the time of the acquisition, Maslonka had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. As required under the acquisition agreement, we reimbursed the Maslonka stockholders for the

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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

Utili-Trax
      On August 18, 2004, we acquired substantially all of the assets and assumed certain liabilities of Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, for total purchase price consideration of $5.3 million in cash, including transaction costs. The intangible asset valued at $0.9 million relates to a customer volume agreement that is being amortized over the life of the contract. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $1.3 million. The amortization of intangible assets and goodwill are deductible for tax purposes. The results of Utili-Trax are included in our consolidated results beginning August 18, 2004. Since Utili-Trax is part of our ICS segment, all resulting goodwill is included in the ICS segment.

EnStructure
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

Pro Forma Financial Information
      The following table provides pro forma unaudited consolidated statements of operations data as if the Maslonka, Utili-Trax and EnStructure acquisitions had occurred on January 1, 2004:

Three Months
Ended
March 31, 2004

Contract revenues	$172,915
Net loss	(18,209)
Earnings Per Share Data:
Weighted average basic common shares outstanding	30,178
Weighted average diluted common shares outstanding	30,178
Basic net loss per share	$(0.60)
Diluted net loss per share	(0.60)

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Pro forma results of operations for the three months ended March 31, 2004 presented above have been adjusted to reflect Maslonka, Utili-Trax and EnStructure historical operating results prior to their acquisitions, after giving effect to adjustments directly attributable to the transactions that are expected to have a continuing effect. Such adjustments include (1) the amortization of intangible assets acquired and recorded in accordance with the provisions of SFAS No. 141, and related income tax effects; (2) the effects of depreciation expense resulting from changes in lives and book basis of certain fixed assets; (3) the elimination of interest expense resulting from the repayment of Maslonka debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of our common stock to the sellers in the Maslonka acquisition and to the principal stockholders and certain members of our management to finance a portion of the purchase price.
      The pro forma results for the three months ended March 31, 2004 include a charge of $31.3 million for deferred compensation expense, which was recorded in Maslonka’s historical results of operations, and $1.5 million for transaction costs related to the Maslonka acquisition. The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the 2004 acquisitions been made as of January 1, 2004, or of results that may occur in the future.

4.	Discontinued Operations
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
      In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”), which is part of our ICS segment.
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP and ULMS are reflected as discontinued operations in our accompanying condensed consolidated financial statements. For the three months ended March 31, 2004, both OSP and ULMS are reflected as discontinued operations, while for the three months ended March 31, 2005 only ULMS is reflected as a discontinued operation since RJE was sold in 2004.
      The tables below present balance sheet and statement of income information for the previously mentioned discontinued operations.
      Balance sheet information:

	December 31,	March 31,
	2004	2005

	(In thousands)
Contract receivables, net	$1,894	$1,294
Other current assets	125	787

Total current assets	2,019	2,081
Property and equipment, net	488	607
Other long-term assets, net	28	28

Total assets	2,535	2,716

Accounts payable and other liabilities	1,304	1,626
Long-term debt, net of current portion	—	—
Deferred income taxes — long term	11	11

Total liabilities	1,315	1,637

Net assets	$1,220	$1,079

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Statement of income information:

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2005

	(In thousands)
Contract revenues	$1,733	$2,591
Pre-tax income (loss)	31	(236)

5.	Costs and estimated earnings in excess of billings
      Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million and $5.4 million at December 31, 2004 and March 31, 2005, respectively. Claim amounts are primarily related to a delay in the anticipated start date of one of our electric transmission projects. Costs incurred that are attributable to claims are included in the total estimated revenue when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

6.	Goodwill and Intangible Assets
      Our goodwill and intangible assets are comprised of:

	December 31,	March 31,
	2004	2005

	(In thousands)
Goodwill	$134,478	$134,484

Intangible assets:
Construction backlog	$17,184	$16,283
Volume agreements	4,561	4,561

Total intangible assets	21,745	20,844

Accumulated amortization:
Construction backlog	(13,491)	(13,787)
Volume agreements	(1,459)	(1,874)

Total accumulated amortization	(14,950)	(15,661)

Intangible assets, net	$6,795	$5,183

      The goodwill balance as of December 31, 2004 and March 31, 2005 was $126.0 million and $8.5 million for the ICS and TS segments, respectively.
      As a result of the adoption of SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. We complete our annual analysis of our six reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the three months ended March 31, 2004 and 2005.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Amortization expense of intangible assets was $4.5 million and $1.6 million during the three months ended March 31, 2004 and 2005, respectively. Once an intangible asset is fully amortized, we net the accumulated amortization against the intangible asset to remove the asset.
      The estimated aggregate amortization expense of intangible assets for the next five succeeding fiscal years is:

(In thousands)

For the year ended December, 31, 2005 (excludes the three months ended March 31, 2005)	$3,143
2006	1,005
2007	429
2008	447
2009	159

Total	$5,183

7.	Computation of Per Share Earnings
      The following table is a reconciliation of the numerators and denominators of the basic and diluted income per share computation.

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2005

	(In thousands, except for per share
	amounts)
Income from continuing operations (numerator)	$1,053	$2,883
Income (loss) from discontinued operations, net of tax expense (benefit) of $12 and $(95), respectively	19	(141)

Net income	$1,072	$2,742

Weighted average basic common shares outstanding (denominator)	28,057	38,981
Potential common stock arising from stock options	1,085	813

Weighted average diluted common shares outstanding (denominator)	29,142	39,794

Basic net income per share	$0.04	$0.07
Diluted net income per share	0.04	0.07
      Included in potential common stock arising from stock options for the three months ended March 31, 2004 and 2005 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation. For the three months ended March 31, 2005, there were 637,620 shares under option grants excluded from the calculation of diluted earnings per share as the effect of these shares would have been anti-dilutive.

8.	Stock-Based Compensation
      As permitted by SFAS No. 123, we account for stock-based compensation in accordance with APB No. 25. Under APB No. 25, we recognize no compensation expense related to employee stock options unless options are granted at a price below the market price on the day of the grant. Had we applied the fair value

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and basic and diluted net income per share would have been as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2005

	(In thousands, except
	per share amounts)
Net income as reported	$1,072	$2,742
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(209)	(157)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	166	16

Pro forma net income	$1,029	$2,601

Basic and diluted income per share:
Basic net income per share — as reported	$0.04	$0.07
Basic net income per share — pro forma	0.04	0.07
Diluted net income per share — as reported	0.04	0.07
Diluted net income per share — pro forma	0.04	0.07

9.	Concentration of Credit Risk
      We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for 57.0% and 45.4% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively. Exelon Corporation (“Exelon”) accounted for approximately 19.3% and 20.3% of our consolidated revenues for the three months ended March 31, 2004 and 2005, respectively. Additionally, for the three months ended March 31, 2004, we had one other customer that accounted for approximately 20% of our consolidated revenues.
      At December 31, 2004 and March 31, 2005, accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented 23.8% and 20.7%, respectively, of our total accounts receivable balance.

10.	Other Income (Expense), Net
      Other income (expense), net for the three months ended March 31, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Note 14).

11.	Comprehensive Income
      The following table presents the components of comprehensive income for the periods presented:

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2005

	(In thousands)
Net income	$1,072	$2,742
Other comprehensive income	408	231

Comprehensive income	$1,480	$2,973

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Other comprehensive income during the three months ended March 31, 2004 and 2005 is comprised of changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income.

12.	Segment Information
      We operate in two business segments. Our principal segment, ICS, provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by five of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. A business included in our TS segment is a regulated public telecommunications utility, with facilities throughout Delaware, Maryland, New Jersey and Pennsylvania. During 2004, we changed to two reporting segments and all prior periods presented have been restated. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States.
      Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures we use to evaluate our segment operations are contract revenues and income (loss) from operations as adjusted, a non-GAAP financial measure. Income (loss) from operations as adjusted excludes amortization expense related to intangibles as a result of our acquisitions. We exclude amortization to facilitate our evaluation of operating unit performance as we believe amortization expense does not reflect the core operations of our business segments. A reconciliation of income (loss) from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations is provided below.
      We do not allocate corporate costs to our segments for internal management reporting. Corporate and eliminations includes unallocated corporate costs and elimination of revenues between reporting segments which are not significant. The following tables present segment information by period:

	Infrastructure
	Construction	Telecommunication	Corporate and
Three Months Ended March 31, 2004	Services	Services	Eliminations	Total

	(In thousands)
Revenues	$140,561	$6,347	$(20)	$146,888
Income (loss) from operations as adjusted	11,255	2,618	(4,395)	9,478
Depreciation	4,826	643	94	5,563
Amortization	4,547	—	—	4,547
Total assets	366,575	71,839	27,568	465,982
Capital expenditures	2,298	2,736	75	5,109
reconciliation:
Income (loss) from operations as adjusted	$11,255	$2,618	$(4,395)	$9,478
Less: Amortization	4,547	—	—	4,547

Income (loss) from operations	6,708	2,618	(4,395)	4,931
Interest income	32	—	22	54
Interest expense and amortization of debt discount	(2,715)	(519)	(118)	(3,352)
Other income (expense), net	131	18	3	152

Income (loss) before income taxes	$4,156	$2,117	$(4,488)	$1,785

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

	Infrastructure
	Construction	Telecommunication	Corporate and
Three Months Ended March 31, 2005	Services	Services	Eliminations	Total

	(In thousands)
Revenues	$171,628	$10,514	$775	$182,917
Income (loss) from operations as adjusted	3,545	4,193	(3,888)	3,850
Depreciation	5,944	836	46	6,826
Amortization	1,612	—	—	1,612
Total assets	376,237	78,790	68,533	523,560
Capital expenditures	4,359	4,460	306	9,125
reconciliation:
Income (loss) from operations as adjusted	$3,545	$4,193	$(3,888)	$3,850
Less: Amortization	1,612	—	—	1,612

Income (loss) from operations	1,933	4,193	(3,888)	2,238
Interest income	87	—	107	194
Interest expense and amortization of debt discount	(1,353)	(24)	(79)	(1,456)
Other income (expense), net	43	1	3,785	3,829

Income (loss) before income taxes	$710	$4,170	$(75)	$4,805

      The following table presents information regarding revenues by end market:

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2005

	(In thousands)
Electric	$104,389	$116,188
Gas	30,052	43,141
Telecommunications	9,092	19,381
Other	3,355	4,207

	$146,888	$182,917

      Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 70% and 54% of our telecommunications end market revenues were from the TS segment for the three months ended March 31, 2004 and 2005, respectively.

13.	Related Party Transactions
      As of March 31, 2005, we had $5.2 million due to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001.
      As of March 31, 2005, we have $7.9 million due to the Maslonka shareholders accrued in other liabilities — related parties on our condensed consolidated balance sheet. Of this amount, $6.6 million is holdback consideration from our acquisition of Maslonka (see Note 2). The remaining net balance relates to payments and collections we made on the shareholders behalf which require cash settlement.
      Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka, one of our employees and stockholders. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments. The promissory note matures on June 30, 2006.

INFRASOURCE SERVICES, INC. AND SUBSIDARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka, Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.
      We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. Our lease for this space will run through October 2005, subject to a six-year renewal option. Our annual lease payments under this agreement are approximately $0.1 million.
      We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through May 2005, subject to a four-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.
      We sublease two equipment yards which are owned by one of our employees. Pursuant to six-month subleases through February 2005, we incurred aggregate lease payments of $0.1 million.

14.	Commitments and Contingencies
      In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. We had $3.8 million accrued on our condensed consolidated balance sheet as of December 31, 2004 for this judgment. The judgment upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated.
      On March 22, 2005, the Court of Appeals of Georgia issued an opinion reversing the $3.8 million judgment against us. The plaintiff filed a motion for reconsideration of the decision of the Appeals Court, which was denied on April 12, 2005. On April 25, 2005, the plaintiff filed a petition requesting the Supreme Court of Georgia to review and reverse the opinion of the Court of Appeals.
      Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the three months ended March 31, 2005, $3.8 million of income is included in other income (expense), net and $0.5 million is included as a reduction in interest expense.
      Pursuant to our service contracts, we generally indemnify our customers for the services we provide thereunder. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of these proceedings could result in significant costs and diversion of management’s attention to our business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity position.
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
      The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1, “Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”).
Introduction
      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of InfraSource Services, Inc. and its wholly owned subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with the Management Discussion and Analysis of Financial Condition and Results of Operations, Business — Risk Factors, and audited financial statements and notes included in our Annual Report on Form 10-K.
General
      We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States. Refer to Note 12 to our condensed consolidated financial statements for additional information.
      We had revenues of $182.9 million for the three months ended March 31, 2005, of which 63% was attributable to electric power customers, 24% to natural gas customers, 11% to telecommunications customers, and 2% to ancillary services. Approximately $10.5 million or 54% of the telecommunications revenue was derived from our TS segment for the three months ended March 31, 2005. Our top ten customers accounted for 45.4% of our consolidated revenues for the three months ended March 31, 2005. Exelon Corporation (“Exelon”) accounted for 20.3% of our consolidated revenues for the three months ended March 31, 2005.
      We had revenues of $146.9 million for the three months ended March 31, 2004, of which 71% was attributable to electric power customers, 21% to natural gas customers, 6% to telecommunications customers, and 2% to ancillary services. Approximately $6.3 million or 70% of the telecommunications revenue was derived from our TS segment for the three months ended March 31, 2004. Our top ten customers accounted for 57% of our consolidated revenues for the three months ended March 31, 2004. Exelon accounted for 19.3% of our consolidated revenues for the three months ended March 31, 2004.
      Our consolidated backlog was $925 million as of March 31, 2005, 1% lower than our consolidated backlog of $935 million as of December 31, 2004 and 17% higher than our backlog of $790 million as of March 31, 2004. Our ICS backlog was $819 million as of March 31, 2005, 2% lower than our ICS backlog of $835 million as of December 31, 2004 and 18% higher than our ICS backlog of $692 million as of March 31, 2004. Our TS backlog was $106 million as of March 31, 2005, 6% higher than our TS backlog of $100 million as of December 31, 2004 and 8% higher than our TS backlog of $98 million as of March 31, 2004.
Acquisitions and Discontinued Operations

2004 Acquisitions
      Maslonka: On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price is subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We expect the working capital adjustment to be finalized during 2005 and expect the holdback amounts, less any amounts retained by us, will be released to the sellers in 2005 and 2006. Under the terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million is contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. Any adjustments resulting from the working capital adjustment and holdback adjustments could result in an adjustment to goodwill, which amounts we do not expect to be material. The results of Maslonka are included in our consolidated results beginning January 27, 2004. We financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to our principal stockholders and certain members of our management team for cash of $27.5 million. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $62.7 million.
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
      EnStructure: On September 3, 2004, we acquired substantially all of the assets and assumed certain liabilities of EnStructure Corporation’s (“EnStructure”) operating companies, Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, for total purchase price consideration of $20.9 million in cash, including transaction costs. EnStructure, the construction services business of SEMCO Energy, Inc., provides construction services within the utilities, oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States. The results of EnStructure are included in our consolidated results beginning September 3, 2004. The fair value of the EnStructure net assets exceeded the purchase price. Therefore, as described in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, we decreased the eligible assets by the excess amount.

Discontinued Operations
      During 2003 we committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”). On September 21, 2004, we completed the sale of substantially all of the assets of RJE Telecom, Inc. (“RJE”), a wholly owned subsidiary of OSP, for aggregate cash proceeds of $9.4 million, net of transaction costs. The RJE sale completed our commitment to sell substantially all of the assets of OSP. RJE was part of our TS segment.
      In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”), which is part of our ICS segment.
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP and ULMS are reflected as discontinued operations in our accompanying condensed consolidated financial statements. For the three months ended March 31, 2004, both OSP and ULMS are reflected as discontinued operations, while for the three months ended March 31, 2005 only ULMS is reflected as a discontinued operation since RJE was sold in 2004.
Results of Operations
      Our results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. During the winter months, our ICS business segment typically experiences lower gross and operating margins. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Our working capital needs generally follow these seasonal patterns. Additionally, our industry can be highly cyclical as evidenced by the declines in spending in the telecommunications and independent power producers’ generation sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.
      Our TS segment is not significantly affected by seasonality.
      The following analysis includes a comparison of the results of our operations for the three months ended March 31, 2005 with the three months ended March 31, 2004.
Company Results

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2004	Revenue	March 31, 2005	Revenue

	(In thousands)
Contract Revenues	$146,888	100.0%	$182,917	100.0%
Gross profit	25,005	17.0%	21,644	11.8%
Selling, general and administrative expenses	15,534	10.6%	17,638	9.6%
Merger related costs	—	0.0%	76	0.0%
Provision (recoveries) of uncollectible accounts	(7)	0.0%	80	0.0%
Amortization of intangible assets	4,547	3.1%	1,612	0.9%

Income from operations	4,931	3.4%	2,238	1.2%
Interest income	54	0.0%	194	0.1%
Interest expense and amortization of debt discount	(3,352)	(2.3)%	(1,456)	(0.8)%
Other income (expense), net	152	0.1%	3,829	2.1%

Income before income taxes	1,785	1.2%	4,805	2.6%
Income tax expense	732	0.5%	1,922	1.1%

Income from continuing operations	$1,053	0.7%	$2,883	1.6%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004
      Revenues: Revenues increased $36.0 million, or 24.5%, to $182.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to increases of $16.9 million from other electric work, which resulted from increased utility distribution and industrial electric projects, $13.1 million from underground natural gas work, which resulted from a combination of internal growth and our third quarter 2004 acquisition of EnStructure, $10.3 million from telecommunications work, which resulted from an increase in dark fiber leases and demand for underground telecommunications infrastructure scopes of work, and $4.7 million from new underground electric transmission projects. These increases were partially offset by a decrease of $9.8 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the three months ended March 31, 2004.
      Gross profit: Gross profit decreased $3.4 million, or 13.4%, to $21.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, and the overall effect of rising fuel costs. This decrease in gross profit was partially offset by an increase in the volume of higher margin telecommunication services.
      Selling, general and administrative expenses: Selling, general and administrative expenses increased $2.1 million, or 13.5%, to $17.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase is primarily due to incremental expenses incurred from our third quarter 2004 acquisitions, additional personnel hired to grow the business internally and costs related to being a public company.
      Merger related costs: For the three months ended March 31, 2005, we recorded a charge to expense of $0.1 million for retention bonuses earned by employees during the period. These retention bonuses were accrued at the closing of the September 24, 2003 merger transaction (the “Merger”) in which we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, however, during 2004, we determined that a portion of these bonuses provides a benefit to periods subsequent to the Merger.
      Amortization of intangible assets: Amortization of intangible assets decreased $2.9 million, or 64.5%, to $1.6 million during the three months ended March 31, 2005 compared to $4.5 million for three months ended March 31, 2004. The decrease was primarily due to a lesser amount of construction backlog amortization in 2005 compared to 2004, due to the completion of the Path 15 project and other acquired contracts.
      Interest expense and amortization of debt discount: We incurred $1.5 million of interest expense for the three months ended March 31, 2005, a decrease of $1.9 million from the three months ended March 31, 2004, principally reflecting our debt reduction during the second quarter of 2004 from the proceeds of our IPO. Interest expense also decreased by approximately $0.5 million due to the reversal of accrued interest related to a litigation judgment which was reversed in this quarter (see Note 14 to our condensed consolidated financial statements).
      Other income (expense), net: Other income (expense), net increased by $3.7 million to an other income, net balance for the three months ended March 31, 2005 of $3.8 million compared to an other income, net balance of $0.2 million for the three months ended March 31, 2004. The increase in other income was primarily due to the reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Notes 10 and 14 to our condensed consolidated financial statements).
      Provision for income taxes: The provision for income taxes for the three months ended March 31, 2005 was $1.9 million, compared to $0.7 million for the three months ended March 31, 2004. This increase is due to an increase in taxable income, partially offset by a lower effective tax rate.
      Income from continuing operations: As a result of the factors discussed above, we recorded net income from continuing operations of $2.9 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004. During the three months ended March 31, 2005 we recorded approximately $0.2 million of adjustments related to prior periods. We have determined this adjustment is not material to the current or previously filed financial statements.
      Discontinued operations, net of tax: Income (loss) from discontinued operations for the three months ended March 31, 2005 was $(0.1) million compared to $0.02 million for the three months ended March 31, 2004. These amounts reflect the operations of both ULMS and OSP for the three months ended March 31, 2004 and ULMS for the three months ended March 31, 2005.
      Net income: We recorded net income of $2.7 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004 as a result of the factors discussed above.
Segment Results
      We manage our operations in two segments, ICS and TS. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted, excludes amortization expense related to intangibles as a result of our acquisitions. We exclude amortization to facilitate our evaluation of operating unit performance as we believe amortization expense does not reflect the core operations of our business segments. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations is provided in Note 12 to our condensed consolidated financial statements, included in Item 1 of this Form 10-Q.
      Our corporate overhead expenses are not allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

	Quarter Ended
	March 31,		Change

	2004	2005	$	%

	(In thousands)
Revenue:
Infrastructure Construction Services	$140,561	$171,628	$31,067	22.1%
Telecommunication Services	6,347	10,514	4,167	65.7%

Total segment revenues	146,908	182,142	35,234	24.0%
Corporate and eliminations	(20)	775	795	(3975.0)%

Total revenue	$146,888	$182,917	$36,029	24.5%

	Quarter Ended
	March 31,		Change

	2004	2005	$	%

	(In thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$11,255	$3,545	$(7,710)	(68.5)%
Telecommunication Services	2,618	4,193	1,575	60.2%

Total segment income from operations as adjusted	13,873	7,738	(6,135)	(44.2)%
Corporate and eliminations	(4,395)	(3,888)	507	(11.5)%

Total income from operations as adjusted	$9,478	$3,850	$(5,628)	(59.4)%

ICS
      Revenues: ICS revenues increased $31.1 million, or 22.1%, to $171.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to increases of $16.9 million from other electric work, which resulted from increased utility distribution and industrial electric projects, $13.1 million from underground natural gas work, which resulted from a combination of internal growth and our third quarter 2004 acquisition of EnStructure, $6.1 million from underground telecommunications infrastructure scopes of work, and $4.7 million from new underground electric transmission projects These increases were partially offset by a decrease of $9.8 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the three months ended March 31, 2004.
      Income (loss) from operations as adjusted: Income from operations as adjusted decreased by $7.7 million, or 68.5%, to $3.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This decrease was due to lower gross margins and higher selling, general and administrative costs. Our lower gross margins resulted from a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, and the overall effect of rising fuel costs. Selling, general and administrative costs increased by $2.4 million, primarily due to incremental expenses incurred from our third quarter 2004 acquisitions and additional personnel hired to grow the business internally.
TS
      Revenues: TS revenues increased $4.2 million, or 65.7%, to $10.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to an increase in dark fiber leases, as well as, an increase in facility construction services, which include the build-out of telecommunication infrastructure.
      Income from operations as adjusted: Income from operations as adjusted increased $1.6 million, or 60.2%, to $4.2 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was primarily due to an increase in gross margins from the increased revenue, partially offset by an increase of $0.3 million in selling, general and administrative costs resulting from increased personnel hired to support the growth of the business.
Corporate
      The $0.5 million decrease in corporate expenses from 2004 to 2005 was due to incremental expenses related to our IPO in 2004, partially offset by increased costs in 2005 as a result of being a public company.
Liquidity and Capital Resources

Cash and Working Capital Requirements
      Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we generally convert working capital assets to cash during the winter months. We expect capital expenditures to range from $20.0 million to $25.0 million during the remainder of 2005, which could vary depending on the expected award and timing of the commencement of project-based work. We have reduced our capital expenditures over the past two years as a result of improved equipment utilization and an increase in the use of leasing arrangements.
      We anticipate that our cash on hand of $8.8 million as of March 31, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures. However, we may find it necessary or desirable to seek additional financing to support our capital needs and provide funds for strategic initiatives, such as acquisitions. Accordingly, this may require us to increase our credit facility or complete equity-based financing, such as the issuance of common stock or preferred stock which would be dilutive to our existing shareholders.

Sources and Uses of Cash
      As of March 31, 2005, we had cash and cash equivalents of $8.8 million, working capital of $92.2 million and long-term debt of $85.5 million principally consisting of term loans under our credit facility. As of March 31, 2005, we had $6.0 million in borrowings under the revolving portion of our credit facility and $33.0 million in letters of credit outstanding thereunder, leaving $46.0 million available for additional borrowings. We also had an additional $5.0 million letter of credit assumed in the Maslonka acquisition, which was not part of our credit facility and has subsequently expired in April 2005. As of April 29, 2005, borrowings under the revolving portion of our credit facility have increased to $11.5 million. As of December 31, 2004, we had cash and cash equivalents of $21.8 million, restricted cash of $5.0 million, working capital of $99.0 million and long-term debt of $85.8 million.
      During the three months ended March 31, 2005, our contract receivables and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings increased 12.2%. The overall increase was due primarily to an increase in project work that remains unbilled. A significant portion of the increase was related to one of our largest customers.
      Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $5.4 million at March 31, 2005. Claim amounts are primarily related to a delay in the anticipated start date of one of our electric transmission projects. Costs incurred that are attributable to claims are included in the total estimated revenue when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.
      Cash from operating activities from continuing operations. During the three months ended March 31, 2005, net cash used in operating activities from continuing operations was $16.2 million compared to $6.3 million for the three months ended March 31, 2004. The principal source of operating cash during the three months ended March 31, 2005 was payments received from customers for contract services performed. The principal uses of operating cash during the three months ended March 31, 2005 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during the three months ended March 31, 2005 used $24.0 million of operating cash flow from continuing operations, while during the three months ended March 31, 2004 changes in operating assets and liabilities used $18.7 million in operating cash flow from continuing operations. The greater use of cash from changes in operating assets and liabilities from continuing operations for the three months ended March 31, 2005 included a $19.8 million increase in contracts receivable, including related parties, and costs and estimated earnings in excess of billings, net, compared to a $7.6 million increase during the three months ended March 31, 2005. The change in contracts receivable resulted in a $3.3 million use of cash during the three months ended March 31, 2004 compared to a $5.6 million source of cash in the three months ended March 31, 2005; this was largely offset by the change in accounts payable resulting in a $4.0 million source of cash during the three months ended March 31, 2004 and a $3.3 million use of cash during the three months ended March 31, 2005.
      Cash from investing activities from continuing operations. During the three months ended March 31, 2005, net cash used by investing activities from continuing operations was $2.8 million compared to cash used by investing activities from continuing operations of $24.3 million for the three months ended March 31, 2004. The primary use of cash for the three months ended March 31, 2005 was for the purchases of equipment of $9.1 million, offset in part, by cash proceeds from the sale of equipment of $1.3 million, and the release of $5.0 million from restricted cash. The principal uses of cash during the three months ended March 31, 2004 were cash payments at closing for the acquisition of Maslonka, net of cash acquired, and purchases of equipment of $5.1 million, offset in part by $0.9 million in cash proceeds from sales of equipment.
      Cash from financing activities from continuing operations. During the three months ended March 31, 2005, net cash provided by financing activities from continuing operations was $6.0 million compared to net cash provided by financing activities from continuing operations of $34.4 million for the three months ended

March 31, 2004. The sources of cash from financing activities for the three months ended March 31, 2005 were a $6.0 million borrowing under our revolving credit facility and proceeds of $0.3 million from the exercise of stock options, offset by repayments of long-term debt and capital leases of $0.2 million. The primary sources of cash from financing activities for the three months ended March 31, 2004 were $27.5 million of proceeds from the issuance of our common stock to principal shareholders and certain members of management in conjunction with the acquisition of Maslonka and $2.3 million from the exercise of stock options. Additionally, we had net borrowing under our revolving credit facility of $5.0 million and net repayments of long-term debt of $0.4 million.
      There was no net cash transferred to discontinued operations during the three months ended March 31, 2005 compared to cash transferred to discontinued operations of $0.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, cash provided by operating activities from discontinued operations was $0.1 million and cash used in investing activities from discontinued operations was $0.1 million. The investing activities related to purchases of equipment.
Contractual Obligations and Other Commitments
      As of March 31, 2005, our future contractual obligations, including payments under capital leases, were as follows (in thousands):

	Payments due by Period

Long-Term Debt and Interest Payments	2005	2006	2007	2008	2009	Thereafter	Total

Senior credit facility	$640	$853	$853	$853	$853	$80,398	$84,450
Revolving credit facility	6,000	—	—	—	—	—	6,000
Long-term debt — related party	—	1,000	—	—	—	—	1,000
Bank notes	33	59	—	—	—	—	92
Capital lease obligations	4	—	—	—	—	—	4
Projected interest payments on long-term debt(1)	3,459	4,694	4,846	4,796	4,746	3,527	26,068

Total	$10,136	$6,606	$5,699	$5,649	$5,599	$83,925	$117,614

	Payments due by Period

Other Contractual Obligations(2)	2005	2006	2007	2008	2009	Thereafter	Total

Contingent earnouts(3)	$3,300	$8,493	$—	$—	$—	$—	$11,793
Other long-term liabilities:
Non-vested options exercised	520	400	68	—	—	549	1,537
Other	—	2,556	57	57	57	128	2,855

Total	$3,820	$11,449	$125	$57	$57	$677	$16,185

(1)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of March 31, 2005. The interest rates on variable rate debt are subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts projected above.

(2)	Trade accounts payable are not included in Contractual Obligations.

(3)	See discussion below in “Contingent Earnout Payments.”

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	2005	2006	2007	2008	2009	Thereafter	Total

Operating leases	$9,769	$9,136	$6,988	$3,766	$915	$15	$30,589

Contingent Earnout Payments
      We have an obligation to pay an “earnout” pursuant to a Stock Purchase Agreement, dated as of November 15, 2000, among InfraSource Incorporated, Blair Park Services, Inc., Sunesys, Inc. and the shareholders named therein. As of March 31, 2005, a $5.2 million liability is included in other liabilities — related parties in our condensed consolidated financial statements. This amount will increase if these businesses continue to perform successfully in 2005. The earnout is payable in the first quarter of 2006.
      Pursuant to the terms of the Maslonka acquisition agreement, a portion of the consideration was subject to a holdback provision. Under the terms of the holdback, we withheld $6.6 million in cash and 957,549 shares of the common stock we issued to the sellers. If Maslonka fails to achieve specified financial targets, we will be entitled to retain a portion of the holdback amount. We will also be entitled to retain amounts under the holdback to satisfy any indemnification obligations owed to us under the acquisition agreement. We expect that the holdback amount, less any amounts retained by us, will be released to the sellers in part in 2005 and the remainder in 2006. We will pay accrued interest on the cash portion of the holdback amount released to the sellers. The sellers are entitled to exercise voting rights with respect to the shares of common stock subject to the holdback provision. As of March 31, 2005, based upon our current assessment of the achievement of specified targets, we have accrued $6.6 million in other liabilities — related parties in our condensed consolidated financial statements.

Related Party Transactions
      As of March 31, 2005, we had $5.2 million due to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001.
      As of March 31, 2005, we have $7.9 million due to the Maslonka shareholders accrued in other liabilities — related parties on our condensed consolidated balance sheet. Of this amount, $6.6 million is holdback consideration from our acquisition of Maslonka. The remaining net balance relates to payments and collections we made on the shareholders behalf which require cash settlement.
      Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka, one of our employees and stockholders. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments. The promissory note matures on June 30, 2006.
      We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka, Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.
      We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. Our lease for this space will run through October 2005, subject to a six-year renewal option. Our annual lease payments under this agreement are approximately $0.1 million.
      We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through May 2005, subject to a four-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.
      We sublease two equipment yards which are owned by one of our employees. Pursuant to six-month subleases through February 2005, we incurred aggregate lease payments of $0.1 million.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees, and Related Interpretations” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005. We are required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
      As permitted by SFAS No. 123, we currently account for share-based compensation to employees using the intrinsic value method of APB Opinion No. 25 and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the pro forma disclosure in Note 8 to our condensed consolidated financial statements. Accordingly, the adoption of the fair value method of SFAS No. 123R will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. We have not yet completed the analysis of the ultimate impact that SFAS No. 123R will have on our results of operations. We plan to adopt SFAS No. 123R using the prospective method.
      In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 3% tax deduction, which is phased up to 9%, on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and the guidance provided to date, we will likely be viewed as engaging in “qualified production activities” and, thus, be able to claim this tax deduction in 2005. We do not expect these new tax provisions to have a significant impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      The sensitivity analysis below, which illustrates our hypothetical potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2005 earnings. The sensitivity analysis presented does not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.
      Interest Rates. As of March 31, 2005, our $84.5 million term loan facility was subject to floating interest rates. On October 10, 2003, we entered into an interest rate swap on a $70.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. We also purchased a 4.00% interest rate cap that matures October 10, 2006 on $20.0 million of term loan principal. After those transactions, we had $14.5 million of our term loans subject to some floating rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.1 million. As of March 31, 2005, we had $6.0 million in borrowings under the revolving portion of our credit facility.

Item 4.	Controls and Procedures

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
      In January 2004, a judgment was entered against InfraSource in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. We had $3.8 million accrued on our condensed consolidated balance sheet as of December 31, 2004 for this judgment. The judgment upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated.
      On March 22, 2005, the Court of Appeals of Georgia issued an opinion reversing the $3.8 million judgment against us. The plaintiff filed a motion for reconsideration of the decision of the Appeals Court, which was denied on April 12, 2005. On April 25, 2005, the plaintiff filed a petition requesting the Supreme Court of Georgia to review and reverse the opinion of the Court of Appeals.
      Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the three months ended March 31, 2005, $3.8 million of income is included in other income (expense), net and $0.5 million is included as a reduction in interest expense.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      None.

Item 6.	Exhibits

3.1		Form of Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3	.1.1	Form of Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3.2		Form of Amended and Restated Bylaws of InfraSource Services, Inc.(1)

3.3		Specimen of stock certificate.(1)

4.1		Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a the Dearborn Holdings Corporation) and its Security Holders party thereto.(2)

4.2		Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(1)

31.1		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*

31.2		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*

32.1		Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 3 (Registration No. 333-112375) filed with the Commission on April 29, 2004.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375) filed with the Commission on January 30, 2004.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)

By:	/s/ TERENCE R. MONTGOMERY

Terence R. Montgomery
Chief Financial Officer and Senior Vice President
Date: May 6, 2005

EXHIBIT INDEX

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.