Form 10-Q
period 2005-06-30
INFRASOURCE SERVICES INC
filed 2005-08-12
CIK 1276827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 5, 2005, there were 39,395,785 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended June 30, 2005
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,222	$3,996
Restricted cash	5,000	—
Contract receivables (less allowances for doubtful accounts of $3,305 and $3,298, respectively)	104,840	118,903
Costs and estimated earnings in excess of billings	59,517	99,725
Inventories	9,864	10,193
Deferred income taxes	2,886	4,302
Other current assets	10,803	13,490
Current assets — discontinued operations	8,959	6,441

Total current assets	223,091	257,050

Property and equipment (less accumulated depreciation of $30,636 and $42,866, respectively)	143,532	144,395
Goodwill	134,478	134,725
Intangible assets (less accumulated amortization of $14,950 and $17,359, respectively)	6,795	3,485
Deferred charges and other assets, net	11,766	13,396
Deferred income taxes	1,187	1,667
Noncurrent assets — discontinued operations	1,732	1,876

Total assets	$522,581	$556,594

Current liabilities:
Current portion of long-term debt and capital lease obligations	$900	$884
Note payable — related party	—	1,000
Revolving credit facility borrowings	—	18,000
Other liabilities — related parties	3,803	12,351
Accounts payable	33,342	36,494
Accrued compensation and benefits	17,525	17,888
Other current and accrued liabilities	19,570	28,835
Accrued insurance reserves	26,042	28,201
Billings in excess of costs and estimated earnings	10,728	12,187
Deferred revenues	5,359	5,398
Current liabilities — discontinued operations	6,786	4,777

Total current liabilities	124,055	166,015

Long-term debt, net of current portion	83,878	83,438
Long-term debt — related party	1,000	—
Deferred revenues	16,935	16,156
Other long-term liabilities — related parties	8,493	—
Other long-term liabilities	4,226	4,309
Non-current liabilities — discontinued operations	11	11

Total liabilities	238,598	269,929

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.001 par value (authorized - 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized - 120,000,000 shares; issued and outstanding - 38,942,728 and 39,120,779, respectively)	39	39
Treasury stock at cost (0 and 29,870, respectively)	—	(137)
Additional paid-in capital	272,954	274,212
Deferred compensation	(329)	(187)
Retained earnings	10,911	12,243
Accumulated other comprehensive income	408	495

Total shareholders’ equity	283,983	286,665

Total liabilities and shareholders’ equity	$522,581	$556,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended June	Six Months Ended June
	June 30, 2004	June 30, 2005	30, 2004	30, 2005
Contract revenues	$143,311	$231,670	$288,344	$412,300
Cost of revenues	119,671	212,026	240,308	371,559

Gross profit	23,640	19,644	48,036	40,741

Selling, general and administrative expenses	15,340	17,846	30,144	34,637
Merger related costs	—	76	—	152
Provision (recoveries) of uncollectible accounts	(464)	4	(471)	84
Amortization of intangible assets	4,022	1,698	8,569	3,310

Income from operations	4,742	20	9,794	2,558
Interest income	68	28	122	222
Interest expense and amortization of debt discount	(2,840)	(2,246)	(6,192)	(3,703)
Loss on early extinguishment of debt	(5,549)	—	(5,549)	—
Other income (expense), net	17	27	160	3,858

Income (loss) before income taxes	(3,562)	(2,171)	(1,665)	2,935
Income tax expense (benefit)	(1,496)	(808)	(718)	1,234

Income (loss) from continuing operations	(2,066)	(1,363)	(947)	1,701
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $28, $(52), $(5) and $(267), respectively)	40	(47)	(8)	(369)

Net income (loss)	$(2,026)	$(1,410)	$(955)	$1,332

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.06)	$(0.04)	$(0.03)	$0.04
Income (loss) from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.06)	$(0.04)	$(0.03)	$0.03

Weighted average basic common shares outstanding	34,755	39,056	31,453	39,018

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.06)	$(0.04)	$(0.03)	$0.04
Income (loss) from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.06)	$(0.04)	$(0.03)	$0.03

Weighted average diluted common shares outstanding	34,755	39,056	31,453	39,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share amounts)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Total
Balance as of December 31, 2004	38,942,728	$39	—	$—	$272,954	$(329)	$408	$10,911	$283,983

Treasury stock (see Note 8)	29,870	—	(29,870)	(137)	137	—	—	—	—
Unearned compensation	—	—	—	—	(108)	108	—	—	—
Amortization of unearned compensation	—	—	—	—	—	34	—	—	34
Stock options exercised	71,176	—	—	—	327	—	—	—	327
Income tax benefit from options exercised	—	—	—	—	219	—	—	—	219
Issuance of shares under employee stock purchase plan	77,005	—	—	—	683	—	—	—	683
Net income	—	—	—	—	—	—	—	1,332	1,332
Other comprehensive income	—	—	—	—	—	—	87	—	87

Balance as of June 30, 2005	39,120,779	$39	(29,870)	$(137)	$274,212	$(187)	$495	$12,243	$286,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June	Six Months Ended June
	30, 2004	30, 2005
Cash flows used in operating activities:
Income (loss) from continuing operations	$(947)	$1,701
Adjustments to reconcile income (loss) from continuing operations to cash used in operating activities:
Depreciation	11,314	13,597
Amortization of intangibles	8,569	3,310
Deferred income taxes	(7,490)	(1,988)
Loss on early extinguishment of debt	5,549	—
Reversal of litigation judgment	—	(4,279)
Other	1,489	(1,531)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	(3,546)	(14,146)
Contract receivables due from related parties, net	14,617	—
Costs and estimated earnings in excess of billings, net	(17,055)	(38,749)
Inventories	(1,533)	(329)
Other current assets	(6,299)	(805)
Deferred charges and other assets	(616)	(1,844)
Accounts payable	(5,527)	3,152
Other current and accrued liabilities	(16,490)	12,427
Accrued insurance reserves	2,253	2,159
Deferred revenue	5,507	(739)
Other liabilities	(201)	(143)

Net cash flows used in operating activities from continuing operations	(10,406)	(28,207)
Net cash flows provided by (used in) operating activities from discontinued operations	2,106	(282)

Net cash flows used in operating activities	(8,300)	(28,489)

Cash flows used in investing activities:
Acquisitions of businesses, net of cash acquired	(20,101)	(38)
Proceeds from restricted cash	—	5,000
Proceeds from sales of equipment	2,019	2,871
Additions to property and equipment	(11,634)	(15,404)

Net cash flows used in investing activities from continuing operations	(29,716)	(7,571)
Net cash flows used in investing activities from discontinued operations	(928)	(210)

Net cash flows used in investing activities	(30,644)	(7,781)

Cash flows from financing activities:
Increase in revolving credit facility borrowings	—	18,000
Repayments of long-term debt and capital lease obligations	(83,620)	(458)
Proceeds from exercise of stock options and employee stock purchase plan	2,250	1,010
Proceeds from sale of common stock	128,093	—

Net cash flows provided by financing activities from continuing operations	46,723	18,552
Net cash flows provided by (used in) financing activities from discontinued operations	(1,000)	—

Net cash flows provided by financing activities	45,723	18,552

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	6,779	(17,718)
Cash and cash equivalents transferred (to) from discontinued operations	(178)	492
Cash and cash equivalents — beginning of period	12,013	21,222

Cash and cash equivalents — end of period	$18,614	$3,996

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Distribution of property and equipment owed to related party	$7,218	$—

We acquired all of the voting interests of Maslonka for $77,476 in January, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	41,093	—
Goodwill	59,549	—
Liability to sellers for taxes and cash holdback	(6,704)	—
Liabilities assumed	(23,166)	—
Equity issued to sellers	(50,671)	—
Cash paid for acquisition, net of cash acquired	(20,101)	—
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
          The accompanying unaudited condensed consolidated financial statements reflect our financial position as of December 31, 2004 and June 30, 2005 and our results of operations and cash flows for the three and six months ended June 30, 2004 and 2005. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2004 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with our financial statements and related notes included in our Report on Form 10-K for the year ended December 31, 2004.
          Certain amounts in the accompanying statements have been reclassified for comparative purposes.
2. Recently Issued Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees, and Related Interpretations” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. SFAS No. 123R provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005. We are required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
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
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 beginning January 1, 2006. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.
3. Acquisitions
     Maslonka
          On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price is subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We finalized the working capital adjustment in July 2005 and released a portion of the holdback amount to the sellers in accordance with the agreement. The balance of the holdback is expected to be released in January 2006. Under the terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million was contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. The estimated working capital settlement recorded in the second quarter of 2005 caused an increase to our goodwill balance of approximately $0.2 million. The final working capital settlement reached in July 2005 was consistent with our estimate. The results of Maslonka are included in our consolidated results beginning January 27, 2004.
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
          Intangible assets consisting of construction backlog have been valued at $11.5 million and are being amortized over the life of the related contracts, which range from one to two years. The amortization of these intangible assets as well as the goodwill currently estimated at $63.0 million is not deductible for tax purposes. Since Maslonka is part of our ICS segment, all resulting goodwill is included in the ICS segment.
     Utili-Trax
          On August 18, 2004, we acquired substantially all of the assets and assumed certain liabilities of Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, for total purchase price consideration of $5.3 million in cash, including transaction costs. The intangible asset valued at $0.9 million relates to a customer volume agreement which is being amortized over the life of the contract. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $1.3 million. The amortization of intangible assets and goodwill are deductible for tax purposes. The results of Utili-Trax are included in our consolidated results beginning August 18, 2004. Since Utili-Trax is part of our ICS segment, all resulting goodwill is included in the ICS segment.
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

     Pro Forma Financial Information
          The following table provides pro forma unaudited consolidated statements of operations data as if the Maslonka, Utili-Trax and EnStructure acquisitions had occurred on January 1, 2004:

	Three Months	Six Months
	Ended June 30,	Ended June
	2004	30,2004
Contract revenues	$161,924	$332,983
Net loss	(3,092)	(21,302)
Earnings Per Share Data:
Weighted average basic and diluted common shares outstanding	34,755	33,085
Basic and diluted net loss per share	$(0.09)	$(0.64)
          Pro forma results of operations for the three and six months ended June 30, 2004 presented above have been adjusted to reflect Maslonka, Utili-Trax and EnStructure historical operating results prior to their acquisitions, after giving effect to adjustments directly attributable to the transactions that are expected to have a continuing effect. Such adjustments include (1) the amortization of intangible assets acquired and recorded in accordance with the provisions of SFAS No. 141, and related income tax effects; (2) the effects of depreciation expense resulting from changes in lives and book basis of certain fixed assets; (3) the elimination of interest expense resulting from the repayment of Maslonka debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of our common stock to the sellers in the Maslonka acquisition and to the Principal Stockholders and certain members of our management to finance a portion of the purchase price.
          The pro forma results for the six months ended June 30, 2004 include a charge of $31.3 million for deferred compensation expense, which was recorded in Maslonka’s historical results of operations, and $1.5 million for transaction costs related to the Maslonka acquisition. The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the 2004 acquisitions been made as of January 1, 2004, or of results that may occur in the future.
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
          In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). In the second quarter of 2005, we committed to a plan to sell substantially all of the assets of Electric Services Inc. (“ESI”). Both ULMS and ESI are part of our ICS segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP, ULMS and ESI are reflected as discontinued operations in our accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2004, OSP, ULMS and ESI are reflected as discontinued operations, while for the three and six months ended June 30, 2005 only ULMS and ESI are reflected as discontinued operations since RJE was sold in 2004. The divestitures of both ULMS and ESI were completed on August 1, 2005 (see Note 17).

          The tables below present balance sheet and statement of operations information for the previously mentioned discontinued operations.
     Balance sheet information:

	December 31,	June 30,
	2004	2005
	(in thousands)
Cash and cash equivalents	$559	$67
Contract receivables, net	6,153	2,937
Other current assets	2,247	3,437

Total current assets	8,959	6,441
Property and equipment, net	1,626	1,770
Other long-term assets, net	106	106

Total assets	10,691	8,317

Accounts payable and other liabilities	6,786	4,777
Deferred income taxes – long term	11	11

Total liabilities	6,797	4,788

Net assets	$3,894	$3,529

     Statement of operations information:

	Three	Three
	Months	Months	Six Months	Six Months
	Ended June	ended June	Ended June	Ended June
	30, 2004	30, 2005	30, 2004	30, 2005
	(in thousands)
Contract revenues	$12,184	$6,455	$20,833	$11,333
Pre-tax income (loss)	68	(99)	(13)	(636)
5. Costs And Estimated Earnings In Excess Of Billings and Contract Losses
          Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million and $7.8 million at December 31, 2004 and June 30, 2005, respectively. Claim amounts are related to a delay in the anticipated start date of one of our electric transmission projects and claims related to permit delays, changes in scope and environmental impacts on a large underground utility construction project. Estimated revenue in the amount equal to costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.
          Included in our three and six month results of operations for 2005 is an $8.5 million contract loss, which assumes collection of current and projected claims, related to an underground utility construction project. This project, which began in late January 2005 and is expected to be completed in November 2005, had an original contract value of approximately $18.0 million. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, we recognized the expected loss on this project in the second quarter of 2005. The loss is attributable primarily to lower than expected productivity, higher materials costs, and unforeseen delays.

6. Goodwill and Intangible Assets
     Our goodwill and intangible assets are comprised of:

	December 31,	June 30,
	2004	2005
	(in thousands)
Goodwill	$134,478	$134,725

Intangible assets:
Construction backlog	$17,184	$16,283
Volume agreements	4,561	4,561

Total intangible assets	21,745	20,844

Accumulated amortization:
Construction backlog	(13,491)	(14,902)
Volume agreements	(1,459)	(2,457)

Total accumulated amortization	(14,950)	(17,359)

Intangible assets, net	$6,795	$3,485

          The goodwill balance as of June 30, 2005 was $126.2 million and $8.5 million for the ICS and TS segments, respectively. The goodwill balance as of December 31, 2004 was $126.0 million and $8.5 million for the ICS and TS segments, respectively.
          As a result of the adoption of SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. We complete our annual analysis of our reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the three and six months ended June 30, 2004 and 2005.
          Amortization expense of intangible assets was $4.0 million and $1.7 million for the three months ended June 30, 2004 and 2005, respectively, and $8.6 million and $3.3 million for the six months ended June 30, 2004 and 2005, respectively. Once an intangible asset is fully amortized, we net the accumulated amortization against the intangible asset to remove the asset.

     The estimated aggregate amortization expense of intangible assets for the next five succeeding fiscal years is:

(in thousands)
For the year ended December, 31, 2005 (excludes the six months ended June 30, 2005)	$1,507
2006	874
2007	381
2008	564
2009	159

Total	$3,485

7. Debt
          On June 10, 2005, while in the process of evaluating the extent of the loss for an underground utility construction project (see Note 5), we obtained a Second Amendment and Waiver to our credit facility which excluded the effect of the anticipated loss in our representations and warranties and waived any misrepresentation in our financial statements and covenant compliance certificates through July 25, 2005. Based on our further evaluation of the loss, estimated to be $8.5 million, assuming collection of current and projected claims, we are currently not required to enter into any further amendment or waiver because a clause in our credit facility allows for the exclusion of extraordinary, unusual or non-recurring expenses or losses provided that the amounts shall not, in aggregate exceed $10.0 million for any fiscal year.
8. Treasury Stock
          On June 29, 2005, we exercised our right to repurchase all 29,870 shares of unvested restricted stock held by one of our former Board members, John R. Marshall, for $4.60 per share, which represents the price at which he exercised options to acquire these shares.

9. Computation of Per Share Earnings (Loss)
          The following table is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Income (loss) from continuing operations (numerator)	$(2,066)	$(1,363)	$(947)	$1,701
Income (loss) from discontinued operations, net of tax expense (benefit) of $28, $(52), $(5) and $(267), respectively	40	(47)	(8)	(369)

Net income (loss)	$(2,026)	$(1,410)	$(955)	$1,332

Weighted average basic common shares outstanding (denominator)	34,755	39,056	31,453	39,018
Potential common stock arising from stock options	—	—	—	783

Weighted average diluted common shares outstanding (denominator)	34,755	39,056	31,453	39,801

Basic net income (loss) per share	$(0.06)	$(0.04)	$(0.03)	$0.03
Diluted net income (loss) per share	(0.06)	(0.04)	(0.03)	0.03
          Included in potential common stock arising from stock options for the six months ended June 30, 2005 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation. For the three months ended June 30, 2004 and 2005 there were 1,067,000 shares and 626,560 shares, respectively, and for the six months ended June 30, 2004 and 2005 there were 1,041,000 shares and 626,560 shares, respectively, under option grants excluded from the calculation of diluted earnings per share as the effect of these shares would have been anti-dilutive.

10. Stock-Based Compensation
          As permitted by SFAS No. 123, we account for stock-based compensation in accordance with APB No. 25. Under APB No. 25, we recognize no compensation expense related to employee stock options unless options are granted at a price below the market price on the day of the grant. Had we applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	Three Months		Six months
	Ended	Three Months	Ended June 30,	Six Months Ended
	June 30, 2004	Ended June 30, 2005	2004	June 30, 2005
	(in thousands, except per share amounts)
Net income (loss) as reported	$(2,026)	$(1,410)	$(955)	$1,332
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relative tax effects	(171)	(192)	(386)	(349)

Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	18	4	178	20

Pro forma net income (loss)	$(2,179)	$(1,598)	$(1,163)	$1,003

Basic and diluted income (loss) per share:
Basic net income (loss) per share — as reported	$(0.06)	$(0.04)	$(0.03)	$0.03
Basic net income (loss) per share — pro forma	(0.06)	(0.04)	(0.04)	0.03
Diluted net income (loss) per share — as reported	(0.06)	(0.04)	(0.03)	0.03
Diluted net income (loss) per share — pro forma	(0.06)	(0.04)	(0.04)	0.03
11. Concentration of Credit Risk
          We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for 53% and 56%, of our consolidated revenues for the three months ended June 30, 2004 and 2005, respectively, and 54% and 48% of our consolidated revenues for the six months ended June 30, 2004 and 2005, respectively. Exelon Corporation (“Exelon”) accounted for approximately 20%, our consolidated revenues for both the three and six months ended June 30, 2004, and 25%, and 23% of our consolidated revenues for the three and six months ended June 30, 2005, respectively. Additionally, for the three and six months ended June 30, 2004, we had one other customer that accounted for approximately 13% and 17%, respectively, of our consolidated revenues.
          At December 31, 2004 and June 30, 2005, accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented 20% and 24%, respectively, of our total accounts receivable balance.
12. Other Income (Expense), Net
          Other income (expense), net for the six months ended June 30, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Note 16).

13. Comprehensive Income (Loss)
     The following table presents the components of comprehensive income (loss) for the periods presented:

	Three Months	Three Months		Six Months
	Ended June 30,	Ended June 30,	Six Months Ended	Ended June 30,
	2004	2005	June 30, 2004	2005
	(in thousands)
Net income (loss)	$(2,026)	$(1,410)	$(955)	$1,332
Other comprehensive income (loss)	835	(144)	399	87

Comprehensive income (loss)	$(1,191)	$(1,554)	$(556)	$1,419

          Other comprehensive income (loss) during the three and six months ended June 30, 2004 and 2005 was comprised of changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income.
14. Segment Information
          We operate in two business segments. Our principal segment, ICS, provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. A business included in our TS segment is a regulated public telecommunications utility, with facilities throughout Delaware, Maryland, New Jersey and Pennsylvania. During 2004, we changed to two reporting segments and all prior periods presented have been restated. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States.
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

          We do not allocate corporate costs to our segments for internal management reporting. Corporate and eliminations includes unallocated corporate costs and elimination of revenues between reporting segments which are not significant. The following tables present segment information by period:

Three Months Ended	Infrastructure
June 30, 2004	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$136,824	$6,709	$(222)	$143,311
Income (loss) from operations as adjusted	9,691	2,840	(3,767)	8,764
Depreciation	4,970	708	94	5,772
Amortization	4,022	—	—	4,022
Total assets	285,300	64,611	120,110	470,021
Capital expenditures	4,200	2,123	154	6,477

reconciliation:
Income (loss) from operations as adjusted	$9,691	$2,840	$(3,767)	$8,764
Less: Amortization	4,022	—	—	4,022

Income (loss) from operations	5,669	2,840	(3,767)	4,742
Interest income	40	—	28	68
Interest expense and amortization of debt discount	(2,081)	(342)	(417)	(2,840)
Loss on early extinguishment of debt	(4,586)	(878)	(85)	(5,549)
Other income (expense), net	(4)	9	12	17

Income (loss) before income taxes	$(962)	$1,629	$(4,229)	$(3,562)

Three Months Ended	Infrastructure
June 30, 2005	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$221,179	$9,570	$921	$231,670
Income (loss) from operations as adjusted	1,193	3,859	(3,334)	1,718
Depreciation	5,908	845	50	6,803
Amortization	1,698	—	—	1,698
Total assets	394,739	80,584	81,271	556,594
Capital expenditures	2,743	3,500	56	6,299

reconciliation:
Income (loss) from operations as adjusted	1,193	3,859	(3,334)	1,718
Less: Amortization	1,698	—	—	1,698

Income (loss) from operations	(505)	3,859	(3,334)	20
Interest income	9	1	18	28
Interest expense and amortization of debt discount	(1,878)	(88)	(280)	(2,246)
Other income (expense), net	32	(5)	—	27

Income (loss) before income taxes	$(2,342)	$3,767	$(3,596)	$(2,171)

Six Months Ended June	Infrastructure
30, 2004	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$275,530	$13,056	$(242)	$288,344
Income (loss) from operations as adjusted	21,068	5,458	(8,163)	18,363
Depreciation	9,775	1,351	188	11,314
Amortization	8,569	—	—	8,569
Total assets	285,300	64,611	120,110	470,021
Capital expenditures	6,546	4,859	229	11,634

reconciliation:
Income (loss) from operations as adjusted	$21,068	$5,458	$(8,163)	$18,363
Less: Amortization	8,569	—	—	8,569

Income (loss) from operations	12,499	5,458	(8,163)	9,794
Interest income	71	—	51	122
Interest expense and amortization of debt discount	(4,831)	(861)	(500)	(6,192)
Loss on early extinguishment of debt	(4,586)	(878)	(85)	(5,549)
Other income (expense), net	117	27	16	160

Income (loss) before income taxes	$3,270	$3,746	$(8,681)	$(1,665)

Six Months Ended June	Infrastructure
30, 2005	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$390,535	$20,084	$1,681	$412,300
Income (loss) from operations as adjusted	5,035	8,052	(7,219)	5,868
Depreciation	11,820	1,681	96	13,597
Amortization	3,310	—	—	3,310
Total assets	394,739	80,584	81,271	556,594
Capital expenditures	7,082	7,960	362	15,404

reconciliation:
Income (loss) from operations as adjusted	$5,035	$8,052	$(7,219)	$5,868
Less: Amortization	3,310	—	—	3,310

Income (loss) from operations	1,725	8,052	(7,219)	2,558
Interest income	96	—	126	222
Interest expense and amortization of debt discount	(3,204)	(112)	(387)	(3,703)
Other income (expense), net	76	(3)	3,785	3,858

Income (loss) before income taxes	$(1,307)	$7,937	$(3,695)	$2,935

     The following table presents information regarding revenues by end market:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Electric	$81,413	$121,604	$183,947	$235,505
Gas	43,157	75,864	73,209	119,005
Telecommunications	12,888	25,408	21,980	44,789
Other	5,853	8,794	9,208	13,001

	$143,311	$231,670	$288,344	$412,300

          Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 52% and 38%, of our telecommunications end market revenues for the three months ended June 30, 2004 and 2005, respectively, and approximately 59% and 45%, of our telecommunications end market revenues for the six months ended June 30, 2004 and 2005, respectively, were from the TS segment.
15. Related Party Transactions
          As of June 30, 2005, we had $5.2 million due to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001.
          As of June 30, 2005, we have $7.2 million due to the Maslonka shareholders accrued in other liabilities — related parties on our condensed consolidated balance sheet. Of this amount, $6.6 million is holdback consideration from our acquisition of Maslonka (see Note 3). The remaining net balance relates to payments and collections we made on the shareholders behalf which require cash settlement.
          Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka, one of our employees and stockholders. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments. The promissory note matures on June 30, 2006.
          We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.
          We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. Our lease for this space will run through October 2005, subject to a six-year renewal option. Our annual lease payments under this agreement are approximately $0.1 million.
          We also lease ducts in two river bores under the Delaware River from Coleman Properties. Our lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Our annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
          We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through May 2007 and September 2006, respectively. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.
          On June 10, 2005, we entered into a Confidentiality and Non-Compete Agreement (the “Agreement”) with John R. Marshall. Mr. Marshall ceased being a Board member on June 7, 2005 as a result of his decision not to stand for re-election. The Agreement requires Mr. Marshall to maintain the confidentiality of our information for five years and provides that he will not accept employment with one of our competitors for one year. The Agreement provides for a one-time payment to Mr. Marshall of $0.075 million, which was expensed during the three months ended June 30, 2005. Also, on June 7, 2005, our Board of Directors authorized us to exercise our right to repurchase all 29,870 shares of unvested restricted stock held by Mr. Marshall for $4.60 per share, which represents the price at which Mr. Marshall exercised options to acquire such shares.
16. Commitments and Contingencies
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
          Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the six months ended June 30, 2005, $3.8 million of income is included in other income (expense), net and $0.5 million is included as a reduction in interest expense.
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
17. Subsequent Events
Maslonka Working Capital Settlement
          On July 28, 2005, we finalized the working capital adjustment with Maslonka and released a portion of the holdback as stipulated in the agreement. The working capital settlement resulted in a payment to us from the Maslonka shareholders of $0.4 million which was net against the $3.3 million cash holdback payment we made to them in July 2005. The remaining cash holdback of $3.3 million is expected to be released in January 2006, in accordance with the agreement. On August 11, 2005 we also granted certain Maslonka shareholders, that are also our employees, 167,556 shares of restricted stock valued at $2.2 million, of which 25% vest in January 2006 and the remainder vest four years from the date of grant.
Disposition of ESI
          On August 1, 2005, we sold the stock of ESI for a cash purchase price of approximately $6.4 million, subject to a working capital adjustment.
Disposition of ULMS
          On August 1, 2005, we sold certain assets of ULMS for a cash purchase price of approximately $0.4 million. We also received an advance of $0.3 million from the buyer for contingent consideration.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward—Looking and Cautionary Statements
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
Overview
          We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment provides design, procurement, construction, and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States. Refer to Note 14 to our condensed consolidated financial statements for additional information.
     During the second quarter of 2005:
•	We experienced significant revenue growth as compared to the second quarter of 2004 due to our third quarter 2004 acquisitions of EnStructure Corporation’s (“EnStructure”) operating companies, Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates and Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), and also due to demand for electric distribution services from some of our largest customers.

•	We recorded an $8.5 million loss on one of our underground utility construction projects. This project, which began in late January 2005 and is expected to be completed in November 2005, had an original contract value of approximately $18.0 million. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, we recognized the expected loss on this project in the second quarter of 2005. The loss is attributable primarily to lower than expected productivity, higher materials costs, and unforeseen delays. On June 10, 2005, while in the process of evaluating the extent of the loss for this underground utility construction project (see Note 5 to our condensed consolidated financial statements), we obtained a Second Amendment and Waiver to our credit facility which excluded the effect of the anticipated loss in our representations and warranties and waived any misrepresentation in our financial statements and covenant compliance certificates through July 25, 2005. Based on our further evaluation of the loss, estimated to be $8.5 million, assuming collection of current and projected claims, we are currently not required to enter into any further amendment or waiver because a clause in our credit facility allows for the exclusion of extraordinary, unusual or non-recurring expenses or losses provided that the amounts shall not, in aggregate exceed $10.0 million for any fiscal year.

•	In addition to the $8.5 million contract loss, our gross profit also decreased due to mix of work and certain pricing concessions to our largest customer. We experienced a decrease in the volume of higher margin aerial electric transmission work and increases in the volume of lower margin natural gas distribution and other electric work. Additionally gross profit has decreased due to the overall effect of rising fuel costs. This decrease in gross profit was partially offset by an increase in the volume of higher margin telecommunication services.
          We had revenues of $231.7 million for the three months ended June 30, 2005, of which 52% was attributable to electric power customers, 33% to natural gas customers, 11% to telecommunications customers, and 4% to ancillary services. Approximately $9.6 million or 38% of the telecommunications revenue was derived from our TS segment for the three months ended June 30, 2005. For the six months ended June 30, 2005, we had revenues of $412.3 million, of which 57% was attributable to electric power customers, 29% to natural gas customers, 11% to telecommunications customers, and 3% to ancillary services. Approximately $20.1 million or 45% of the telecommunications revenue was derived from our TS segment for the six months ended June 30, 2005. Our top ten customers accounted for 56% and 48% of our consolidated revenues for the three and six months ended June 30, 2005, respectively. Exelon Corporation (“Exelon”) accounted for 25% and 23% of our consolidated revenues for the three and six months ended June 30, 2005, respectively.
          We had revenues of $143.3 million for the three months ended June 30, 2004, of which 57% was attributable to electric power customers, 30% to natural gas customers, 9% to telecommunications customers, and 4% to ancillary services. Approximately $6.7 million or 52% of the telecommunications revenue was derived from our TS segment for the three months ended June 30, 2004. For the six months ended June 30, 2004, we had revenues of $288.3 million, of which 64% was attributable to electric power customers, 25% to natural gas customers, 8% to telecommunications customers, and 3% to ancillary services. Approximately $13.1 million or 59% of the telecommunications revenue was derived from our TS segment for the six months ended June 30, 2004. Our top ten customers accounted for 53% and 54% of our consolidated revenues for the three and six months ended June 30, 2004, respectively. Exelon accounted for 20% of our consolidated revenues for both the three and six months ended June 30, 2004, respectively.
          Our consolidated backlog was $844 million as of June 30, 2005, 8% lower than our consolidated backlog of $922 million as of March 31, 2005 and 3% lower than our backlog of $871 million as of June 30, 2004. The decline in our backlog reflects the seasonal nature of our business, the contribution of Path 15 during the prior period and the timing of recent awards. Our ICS backlog was $740 million as of June 30, 2005, 9% lower than our ICS backlog of $816 million as of March 31, 2005 and 4% lower than our ICS backlog of $769 million as of June 30, 2004. Our TS backlog was $104 million as of June 30, 2005, 2% lower than our TS backlog of $106 million as of March 31, 2005 and 2% higher than our TS backlog of $102 million as of June 30, 2004.
     2004 Acquisitions
          Maslonka: On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. We finalized the working capital adjustment in July 2005 and released a portion of the holdback amount to the sellers in accordance with the agreement. The balance of the holdback is expected to be released in January 2006. Under the terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. Of the cash holdback amount, $5.5 million was contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us, which may be set-off against all other portions of the holdback. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. The estimated working capital settlement recorded in the second quarter of 2005 caused an increase to our goodwill balance of approximately $0.2 million. The final working capital settlement reached in July 2005 was consistent with our estimate. The results of Maslonka are included in our consolidated results beginning January 27, 2004. We financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to our principal stockholders and certain members of our management team for cash of $27.5 million. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $63.0 million.
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
          In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). In the second quarter of 2005, we committed to a plan to sell substantially all of the assets of Electric Services Inc. (“ESI”). Both ULMS and ESI are part of our ICS segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP, ULMS and ESI are reflected as discontinued operations in our accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2004, OSP, ULMS and ESI are reflected as discontinued operations, while for the three and six months ended June 30, 2005 only ULMS and ESI are reflected as discontinued operations since RJE was sold in 2004.
          On August 1, 2005, we sold the stock of ESI for a cash purchase price of approximately $6.4 million, subject to a working capital adjustment.

          On August 1, 2005, we sold certain assets of ULMS for a cash purchase price of approximately $0.4 million. We also received an advance of $0.3 million from the buyer for contingent consideration.
Results of Operations
     Seasonality and Cyclicality
          Our results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. During the winter months, our ICS business segment typically experiences lower gross and operating margins. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Our working capital needs generally follow these seasonal patterns. Additionally, our industry can be highly cyclical as evidenced by the increases in spending for electric transmission projects and declines in spending in the independent power producers’ generation sector. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.
          Our TS segment is not significantly affected by seasonality.
          The following analysis includes a comparison of the results of our operations for the three months ended June 30, 2005 with the three months ended June 30, 2004 and for the six months ended June 30, 2005 with the six months ended June 30, 2004.
Company Results
     Three months ended June 30, 2005 compared to the three months ended June 30, 2004

	Three Months Ended	% of	Three Months Ended	% of
(Thousands of dollars)	June 30, 2004	Revenue	June 30, 2005	Revenue
Contract Revenues	$143,311	100%	$231,670	100%
Gross profit	23,640	16%	19,644	8%

Selling, general and administrative expenses	15,340	11%	17,846	8%
Merger related costs	—	0%	76	0%
Provision (recoveries) of uncollectible accounts	(464)	0%	4	0%
Amortization of intangible assets	4,022	3%	1,698	1%

Income from operations	4,742	3%	20	0%
Interest income	68	0%	28	0%
Interest expense and amortization of debt discount	(2,840)	-2%	(2,246)	-1%
Loss on early extinguishment of debt	(5,549)	-4%	—	0%
Other income (expense), net	17	0%	27	0%

Loss before income taxes	(3,562)	-2%	(2,171)	-1%
Income tax benefit	(1,496)	-1%	(808)	0%

Loss from continuing operations	$(2,066)	-1%	$(1,363)	-1%

          Revenues: Revenues increased $88.4 million, or 62%, to $231.7 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to increases of $37.1 million from other electric work, which resulted from increased utility distribution and industrial electric projects, $32.7 million from underground natural gas work, which resulted from a combination of internal growth and our third quarter 2004 acquisition of EnStructure, $12.5 million from telecommunications work, which resulted from an increase in dark fiber leases and demand for underground telecommunications infrastructure scopes of work, and $8.9 million from new underground electric transmission projects. These increases were partially offset by a decrease of $5.8 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the three months ended June 30, 2004.
          Gross profit: Gross profit decreased $4.0 million, or 17%, to $19.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due primarily to an $8.5 million contract loss related to an underground project (see Note 5 to our condensed consolidated financial statements). Gross profit also decreased due to a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, certain pricing concessions to our largest customer, and the overall effect of rising fuel costs. This decrease in gross profit was partially offset by an increase in the volume of higher margin telecommunication services.
          Selling, general and administrative expenses: Selling, general and administrative expenses increased $2.5 million, or 16%, to $17.8 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase is primarily due to incremental expenses incurred from our third quarter 2004 acquisitions, additional personnel hired to grow the business internally and additional costs related to being a public company, such as costs incurred for Sarbanes-Oxley compliance.
          Merger related costs: For the three months ended June 30, 2005, we recorded a charge to expense of $0.1 million for retention bonuses earned by employees during the period. These retention bonuses were accrued at the closing of the September 24, 2003 merger transaction (the “Merger”) in which we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, however, during 2004, we determined that a portion of these bonuses provides a benefit to periods subsequent to the Merger.
          Provision (recoveries) of uncollectible accounts: During the three months ended June 30, 2004, we recorded net recoveries of $0.5 million related to settlements with customers whose balances had previously been provided for with an allowance. Significant favorable settlements were absent in the current year.
          Amortization of intangible assets: Amortization of intangible assets decreased $2.3 million, or 58%, to $1.7 million during the three months ended June 30, 2005 compared to $4.0 million for three months ended June 30, 2004. The decrease was primarily due to a lesser amount of construction backlog amortization in 2005 compared to 2004, due to the completion of the Path 15 project and other acquired contracts in the previous year.
          Interest expense and amortization of debt discount: We incurred $2.2 million of interest expense for the three months ended June 30, 2005, a decrease of $0.6 million from the three months ended June 30, 2004, principally do to a lower average debt balance in the current year. We reduced a portion of our debt during the second quarter of 2004 from the proceeds of our IPO.
          Loss on early extinguishment of debt: During the three months ended June 30, 2004, we recorded a charge of $5.5 million related to the early extinguishment of a note payable to Exelon.
          Benefit for income taxes: The benefit from income taxes for the three months ended June 30, 2005 was $(0.8) million, compared to $(1.5) million for the three months ended June 30, 2004. This decrease is due to a decrease in our pre-tax loss, as well as, a decrease in our effective tax rate.
          Loss from continuing operations: As a result of the factors discussed above, we recorded net loss from continuing operations of $(1.4) million for the three months ended June 30, 2005 compared to $(2.1) million for the three months ended June 30, 2004.
          Discontinued operations, net of tax: Income from discontinued operations for the three months ended June 30, 2005 and 2004 were both less than $0.1 million. These amounts reflect the operations of

ULMS, OSP and ESI for the three months ended June 30, 2004 and ULMS and ESI for the three months ended June 30, 2005.
          Net loss: We recorded a net loss of $(1.4) million for the three months ended June 30, 2005 compared to $(2.0) million for the three months ended June 30, 2004 as a result of the factors discussed above.
     Six months ended June 30, 2005 compared to the six months ended June 30, 2004

	Six Months Ended	% of	Six Months Ended	% of
(In Thousands)	June 30, 2004	Revenue	June 30, 2005	Revenue
Contract Revenues	$288,344	100%	$412,300	100%
Gross profit	48,036	17%	40,741	10%

Selling, general and administrative expenses	30,144	10%	34,637	8%
Merger related costs	—	0%	152	0%
Provision (recoveries) of uncollectible accounts	(471)	0%	84	0%
Amortization of intangible assets	8,569	3%	3,310	1%

Income from operations	9,794	3%	2,558	1%
Interest income	122	0%	222	0%
Interest expense and amortization of debt discount	(6,192)	-2%	(3,703)	-1%
Loss on early extinguishment of debt	(5,549)	-2%	—	0%
Other income (expense), net	160	0%	3,858	1%

Income (loss) before income taxes	(1,665)	-1%	2,935	1%
Income tax expense (benefit)	(718)	0%	1,234	0%

Income (loss) from continuing operations	$(947)	0%	$1,701	0%

          Revenues: Revenues increased $124.0 million, or 43%, to $412.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to increases of $53.5 million from other electric work, which resulted from increased utility distribution and industrial electric projects, $45.8 million from underground natural gas work, which resulted from a combination of internal growth and our third quarter 2004 acquisition of EnStructure, $22.8 million from telecommunications work, which resulted from an increase in dark fiber leases and demand for underground telecommunications infrastructure scopes of work, and $13.6 million from new underground electric transmission projects. These increases were partially offset by a decrease of $15.6 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the six months ended June 30, 2004.
          Gross profit: Gross profit decreased $7.3 million, or 15%, to $40.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to an $8.5 million contract loss related to an underground project (see Note 5 to our condensed consolidated financial statements). Gross profit also decreased due to a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, certain pricing concessions to our largest customer, and the overall effect of rising fuel costs. This decrease in gross profit was partially offset by an increase in the volume of higher margin telecommunication services.
          Selling, general and administrative expenses: Selling, general and administrative expenses increased $4.5 million, or 15%, to $34.6 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is primarily due to incremental expenses incurred from our third quarter 2004 acquisitions, additional personnel hired to grow the business internally and additional costs related to being a public company, such as costs incurred for Sarbanes-Oxley compliance.
          Merger related costs: For the six months ended June 30, 2005, we recorded a charge to expense of $0.2 million for retention bonuses earned by employees during the period. These retention bonuses were accrued at the closing of the September 24, 2003 Merger in which we acquired all of the voting interests of

InfraSource Incorporated and certain of its wholly owned subsidiaries, however, during 2004, we determined that a portion of these bonuses provides a benefit to periods subsequent to the Merger.
          Provision (recoveries) of uncollectible accounts: During the six months ended June 30, 2004, we recorded net recoveries of $0.5 million related to settlements with customers whose balances had previously been provided for with an allowance. Significant favorable settlements were absent in the current year.
          Amortization of intangible assets: Amortization of intangible assets decreased $5.3 million, or 61%, to $3.3 million during the six months ended June 30, 2005 compared to $8.6 million for six months ended June 30, 2004. The decrease was primarily due to a lesser amount of construction backlog amortization in 2005 compared to 2004, due to the completion of the Path 15 project and other acquired contracts in the previous year.
          Interest expense and amortization of debt discount: We incurred $3.7 million of interest expense for the six months ended June 30, 2005, a decrease of $2.5 million from the six months ended June 30, 2004, principally do to a lower average debt balance in the current year. We reduced a portion of our debt during the second quarter of 2004 from the proceeds of our IPO. Interest expense also decreased by approximately $0.5 million due to the reversal of accrued interest related to a litigation judgment which was reversed in this quarter (see Note 16 to our condensed consolidated financial statements).
          Loss on early extinguishment of debt: During the six months ended June 30, 2004, we recorded a charge of $5.5 million related to the early extinguishment of a note payable to Exelon.
          Other income (expense), net: Other income (expense), net increased by $3.7 million for the six months ended June 30, 2005 compared to the six months ended 2004. The increase was primarily due to the reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Notes 12 and 16 to our condensed consolidated financial statements).
          Provision (benefit) for income taxes: The provision for income taxes for the six months ended June 30, 2005 was $1.2 million, compared to a benefit of $(0.7) million for the six months ended June 30, 2004. This increase is due to an increase in taxable income, partially offset by a lower effective tax rate.
          Income (loss) from continuing operations: As a result of the factors discussed above, we recorded net income from continuing operations of $1.7 million for the six months ended June 30, 2005 compared to $(0.9) million for the six months ended June 30, 2004.
          Discontinued operations, net of tax: Loss from discontinued operations for the six months ended June 30, 2005 was $(0.4) million compared to $(0.01) million for the six months ended June 30, 2004. These amounts reflect the operations of ULMS, OSP and ESI for the six months ended June 30, 2004 and ULMS and ESI for the six months ended June 30, 2005.
          Net income (loss): We recorded net income of $1.3 million for the six months ended June 30, 2005 compared to $(1.0) million for the six months ended June 30, 2004 as a result of the factors discussed above.
Segment Results
          We manage our operations in two segments, ICS and TS. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted, excludes amortization expense related to intangibles as a result of our acquisitions. We exclude amortization to facilitate our evaluation of operating unit performance as we believe amortization expense does not reflect the core operations of our business segments. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations, is provided in Note 14 to our condensed consolidated financial statements, included in Item 1 of this Form 10-Q.

          Our corporate overhead expenses are not allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses.
     Three months ended June 30, 2005 compared to the three months ended June 30, 2004

		Quarter Ended
		June 30,	Change
	2004	2005	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$136,824	$221,179	$84,355	62%
Telecommunication Services	6,709	9,570	2,861	43%

Total segment revenues	143,533	230,749	87,216	61%

Corporate and eliminations	(222)	921	1,143	515%

Total revenue	$143,311	$231,670	$88,359	62%

		Quarter Ended
		June 30,	Change
	2004	2005	$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$9,691	$1,193	$(8,498)	-88%
Telecommunication Services	2,840	3,859	1,019	36%

Total segment income from operations as adjusted	12,531	5,052	(7,479)	-60%

Corporate and eliminations	(3,767)	(3,334)	433	11%

Total income from operations as adjusted	$8,764	$1,718	$(7,046)	-80%

ICS
          Revenues: ICS revenues increased $84.4 million, or 62%, to $221.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to increases of $37.1 million from other electric work, which resulted from increased utility distribution and industrial electric projects, $32.7 million from underground natural gas work, which resulted from a combination of internal growth and our third quarter 2004 acquisition of EnStructure, $9.7 million from underground telecommunications infrastructure scopes of work, and $8.9 million from new underground electric transmission projects. These increases were partially offset by a decrease of $5.8 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the three months ended June 30, 2004.
          Income from operations as adjusted: Income from operations as adjusted decreased by $8.5 million, or 88%, to $1.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This decrease was primarily caused by the $8.5 million contract loss recorded for an under ground utility project. Additionally the decrease was due to lower gross margins and higher selling, general and administrative costs. Our lower gross margins resulted from a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, certain pricing concessions to our largest customer, and the overall effect of rising fuel costs. Selling, general and administrative costs increased by $2.1 million, primarily due to incremental expenses incurred from our third quarter 2004 acquisitions and additional personnel hired to grow the business internally.
TS
          Revenues: TS revenues increased $2.9 million, or 43%, to $9.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to an increase in dark fiber leases, as well as, an increase in facility construction services, which include the build-out of telecommunication infrastructure.
          Income from operations as adjusted: Income from operations as adjusted increased $1.0 million, or 36%, to $3.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily due to an increase in gross margins from the increased revenue, partially offset by an increase of $0.4 million in selling, general and administrative costs resulting from increased personnel hired to support the growth of the business.
Corporate
          The loss from operations as adjusted for corporate and eliminations decreased by $0.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to an increase of $1.1 million for revenue related to administrative services we provide to one of our customers, partially offset by increases in corporate expenses. Incremental corporate expenses, such as costs incurred for Sarbanes-Oxley compliance, were primarily a result of being a public company during 2005.
     Six months ended June 30, 2005 compared to the six months ended June 30, 2004

		Six Months Ended
		June 30,	Change
	2004	2005	$	%
	(in thousands)

Revenue:
Infrastructure Construction Services	$275,530	$390,535	$115,005	42%
Telecommunication Services	13,056	20,084	7,028	54%

Total segment revenues	288,586	410,619	122,033	42%

Corporate and eliminations	(242)	1,681	1,923	795%

Total revenue	$288,344	$412,300	$123,956	43%

		Six Months Ended
		June 30,	Change
	2004	2005	$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$21,068	$5,035	$(16,033)	-76%
Telecommunication Services	5,458	8,052	2,594	48%

Total segment income from operations as adjusted	26,526	13,087	(13,439)	-51%

Corporate and eliminations	(8,163)	(7,219)	944	12%

Total income from operations as adjusted	$18,363	$5,868	$(12,495)	-68%

ICS
          Revenues: ICS revenues increased $115.0 million, or 42%, to $390.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to increases of $53.5 million from other electric work, which resulted from increased utility distribution and industrial electric projects, $45.8 million from underground natural gas work, which resulted from a combination of internal growth and our third quarter 2004 acquisition of EnStructure, $15.8 million from underground telecommunications infrastructure scopes of work, and $13.6 million from new underground electric transmission projects. These increases were partially offset by a decrease of $15.6 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the six months ended June 30, 2004.
          Income from operations as adjusted: Income from operations as adjusted decreased by $16.0 million, or 76%, to $5.0 million for the six months ended

June 30, 2005 compared to the six months ended June 30, 2004. This decrease was primarily caused by the $8.5 million contract loss recorded for an underground electric utility project. Additionally the decrease was due to lower gross margins and higher selling, general and administrative costs. Our lower gross margins resulted from a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, certain pricing concessions to our largest customer, and the overall effect of rising fuel costs. Selling, general and administrative costs increased by $13.1 million, primarily due to incremental expenses incurred from our third quarter 2004 acquisitions and additional personnel hired to grow the business internally.
TS
          Revenues: TS revenues increased $7.0 million, or 54%, to $20.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to an increase in dark fiber leases, as well as, an increase in facility construction services, which include the build-out of telecommunication infrastructure.
          Income from operations as adjusted: Income from operations as adjusted increased $2.6 million, or 48%, to $8.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily due to an increase in gross margins from the increased revenue, partially offset by an increase of $1.6 million in selling, general and administrative costs resulting from increased personnel hired to support the growth of the business.
Corporate
          The loss from operations as adjusted for corporate and eliminations decreased by $0.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to an increase of $1.9 million for revenue related to administrative services we provide to one of our customers, partially offset by increases in corporate expenses. Incremental corporate expenses, such as costs incurred for Sarbanes-Oxley compliance, were primarily a result of being a public company during 2005.
Liquidity and Capital Resources
     Cash and Working Capital Requirements
          Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we generally convert working capital assets to cash during the winter months. We expect capital expenditures to range from $10.0 million to $15.0 million during the remainder of 2005, which could vary depending on the timing of expected awards and commencement of project-based work. We have reduced our capital expenditures over the past two years as a result of improved equipment utilization and an increase in the use of leasing arrangements.
          We anticipate that our cash on hand of $4.0 million as of June 30, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures. However, we may find it necessary or desirable to seek additional financing to support our capital needs and provide funds for strategic initiatives, such as acquisitions. Accordingly, this may require us to increase our credit facility or complete equity-based financing, such as the issuance of common stock or preferred stock, which would be dilutive to our existing shareholders.
     Sources and Uses of Cash
          As of June 30, 2005, we had cash and cash equivalents of $4.0 million, working capital of $91.0 million and long-term debt of $84.3 million principally consisting of term loans under our credit facility. As of June 30, 2005, we had $18.0 million in borrowings under the revolving portion of our credit facility and $28.0 million in letters of credit outstanding thereunder, leaving $39.0 million available for additional borrowings. On June 10, 2005, while in the process of evaluating the extent of the loss for an underground utility construction project (see Note 5 to our condensed consolidated financial statements), we obtained a Second Amendment and Waiver to our credit facility which excluded the effect of the anticipated loss in our representations and warranties and waived any misrepresentation in our financial statements and covenant compliance certificates through July 25, 2005. Based on our further evaluation of the loss, estimated to be $8.5 million, assuming collection of current and projected claims, we are currently not required to enter into any further amendment or waiver because a clause in our credit facility allows for the exclusion of extraordinary, unusual or non-recurring expenses or losses provided that the amounts shall not, in aggregate exceed $10.0 million for any fiscal year.

As of August 5, 2005, borrowings under the revolving portion of our credit facility have increased to $22.0 million. As of December 31, 2004, we had cash and cash equivalents of $21.2 million, restricted cash of $5.0 million, working capital of $99.0 million and long-term debt of $85.8 million.
          During the six months ended June 30, 2005, our contract receivables and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings increased 34%. The overall increase was due primarily to growth in our revenues and seasonality of work. A significant portion of the increase was related to one of our largest customers.
          Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million and $7.8 million at December 31, 2004 and June 30, 2005, respectively. Claim amounts are related to a delay in the anticipated start date of one of our electric transmission projects and claims related to permit delays, changes in scope and environmental impacts on a large underground utility construction project. Estimated revenue in the amount equal to costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.
          Cash from operating activities from continuing operations. During the six months ended June 30, 2005, net cash used in operating activities from continuing operations was $28.2 million compared to $10.4 million for the six months ended June 30, 2004. The principal source of operating cash during the six months ended June 30, 2005 was payments received from customers for contract services performed. The principal uses of operating cash during the six months ended June 30, 2005 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during the six months ended June 30, 2005 used $39.0 million of operating cash flow from continuing operations, while during the six months ended June 30, 2004 changes in operating assets and liabilities used $28.9 million in operating cash flow from continuing operations. The greater use of cash from changes in operating assets and liabilities from continuing operations for the six months ended June 30, 2005 included a $52.9 million increase in contracts receivable, including related parties, and costs and estimated earnings in excess of billings, net, compared to a $6.0 million increase during the six months ended June 30, 2004. Partially offsetting this use is the change in accounts payable and other current and accrued liabilities resulting in a $22.0 use of cash during the six months ended June 30, 2004 compared to a $15.6 million source of cash for during the six months ended June 30, 2005.
          Cash from investing activities from continuing operations. During the six months ended June 30, 2005, net cash used by investing activities from continuing operations was $7.6 million compared to cash used by investing activities from continuing operations of $29.7 million for the six months ended June 30, 2004. The primary use of cash for the six months ended June 30, 2005 was for the purchases of equipment of $15.4 million, offset in part, by cash proceeds from the sale of equipment of $2.9 million, and the release of $5.0 million from restricted cash. The principal uses of cash during the six months ended June 30, 2004 were cash payments at closing for the acquisition of Maslonka, net of cash acquired, and purchases of equipment of $11.6 million, offset in part by $2.0 million in cash proceeds from sales of equipment.
          Cash from financing activities from continuing operations. During the six months ended June 30, 2005, net cash provided by financing activities from continuing operations was $18.6 million compared to net cash provided by financing activities from continuing operations of $46.7 million for the six months ended June 30, 2004. The sources of cash from financing activities for the six months ended June 30, 2005 were an $18.0 million borrowing under our revolving credit facility and proceeds of $1.0 million from the exercise of stock options and employee stock purchase plan, offset by repayments of long-term debt and capital leases of $0.5 million. The primary source of cash from financing activities for the six months ended June 30, 2004 were $128.1 million of proceeds from the issuance of our common stock, $100.8 million of which was from our IPO and the remainder was from issuances to principal shareholders and certain members of management in conjunction with the acquisition of Maslonka. A portion of the IPO proceeds were used to repay $50.2 million of our long-term debt and the $30.0 million principle amount of our subordinated note with Exelon.
          During the six months ended June 30, 2005, net cash transferred from discontinued operations was $0.5 million compared to cash transferred to discontinued operations of ($0.2) million for the six months ended June 30, 2004. For the six months ended June 30, 2005, cash used by operating activities from discontinued operations was $0.3 million and cash used in investing activities from discontinued operations was $0.2 million. The investing activities related to purchases of equipment.
Contractual Obligations and Other Commitments
          As of June 30, 2005, our future contractual obligations, including payments under capital leases, were as follows (in thousands):

	Payments due by Period
	(in thousands)
Long-Term Debt and Interest Payments	2005	2006	2007	2008	2009	Thereafter	Total
Senior credit facility	$427	$853	$853	$853	$853	$80,405	$84,244
Bank notes	30	48	—	—	—	—	78
Projected interest payments on long-term debt (1)	3,354	4,738	5,157	5,104	5,051	3,753	27,157

Total	$3,811	$5,639	$6,010	$5,957	$5,904	$84,158	$111,479

	Payments due by Period
Other Contractual Obligations (2)	2005	2006	2007	2008	2009	Thereafter	Total
Contingent earnout (3)	$3,300	$8,493	$—	$—	$—	$—	11,793
Other long-term liabilities:
Non-vested options exercised	475	355	21	—	—	549	1,400
Other	—	2,585	58	58	58	150	2,909

Total	$3,775	$11,433	$79	$58	$58	$699	$16,102

(1)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of June 30, 2005. The interest rates on variable rate debt are subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts projected above.

(2)	Trade accounts payable are not included in Contractual Obligations.

(3)	See discussion below in “Contingent Earnout Payments.”

	Amount of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$10,870	$13,745	$10,736	$5,621	$1,920	$298	$43,190

     Contingent Earnout Payments
          We have an obligation to pay an “earnout” pursuant to a Stock Purchase Agreement, dated as of November 15, 2000, among InfraSource Incorporated, Blair Park Services, Inc., Sunesys, Inc. and the shareholders named therein. As of June 30, 2005, a $5.2 million liability was included in other liabilities — related parties in our condensed consolidated financial statements. This amount will increase if these businesses continue to perform successfully in 2005. The earnout is payable in the first quarter of 2006.
          Pursuant to the terms of the Maslonka acquisition agreement, a portion of the consideration was subject to a holdback provision. Under the terms of the holdback, we withheld $6.6 million in cash and 957,549 shares of the common stock we issued to the sellers. If Maslonka fails to achieve specified financial targets, we will be entitled to retain a portion of the holdback amount. We will also be entitled to retain amounts under the holdback to satisfy any indemnification obligations owed to us under the acquisition agreement. We finalized the working capital adjustment in July 2005 and released a portion of the holdback amount to the sellers in accordance with the agreement. The balance of the holdback is expected to be released in January 2006. We paid accrued interest on the cash portion of the holdback amount released to the sellers. The sellers are entitled to exercise voting rights with respect to the shares of common stock subject to the holdback provision. As of June 30, 2005, based upon our current assessment of the achievement of specified targets, we have accrued $6.6 million in other liabilities — related parties in our condensed consolidated financial statements.
     Related Party Transactions
          As of June 30, 2005, we had $5.2 million due to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001.
          As of June 30, 2005, we have $7.2 million due to the Maslonka shareholders accrued in other liabilities — related parties on our condensed consolidated balance sheet. Of this amount, $6.6 million is holdback consideration from our acquisition of Maslonka (see Note 3). The remaining net balance relates to payments and collections we made on the shareholders behalf which require cash settlement.
          Maslonka is the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka, one of our employees and stockholders. The promissory note bears interest at an annual rate of 8.5%, and interest is payable in equal monthly payments. The promissory note matures on June 30, 2006.
          We lease our Maslonka headquarters in Mesa, Arizona and our Maslonka Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.
          We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. Our lease for this space will run through October 2005, subject to a six-year renewal option. Our annual lease payments under this agreement are approximately $0.1 million.
          We also lease ducts in two river bores under the Delaware River from Coleman Properties. Our lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Our annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
          We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through May 2007 and September 2006, respectively. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

          On June 10, 2005, we entered into a Confidentiality and Non-Compete Agreement (the “Agreement”) with John R. Marshall. Mr. Marshall ceased being a Board member on June 7, 2005 as a result of his decision not to stand for re-election. The Agreement requires Mr. Marshall to maintain the confidentiality of our information for five years and provides that he will not accept employment with one of our competitors for one year. The Agreement provides for a one-time payment to Mr. Marshall of $0.075 million, which was expensed during the three months ended June 30, 2005. Also, on June 7, 2005, our Board of Directors authorized us to exercise our right to repurchase all 29,870 shares of unvested restricted stock held by Mr. Marshall for $4.60 per share, which represents the price at which Mr. Marshall exercised options to acquire such shares.
          On August 11, 2005, we also granted certain Maslonka shareholders, that are also our employees, 167,556 shares of restricted stock valued at $2.2 million, of which 25% vest in January 2006 and the remainder vest four years from the date of grant.
     New Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees, and Related Interpretations” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. SFAS No. 123R provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005. We are required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
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
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 beginning January 1, 2006. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.
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
          Interest Rates. As of June 30, 2005, our $84.2 million term loan facility was subject to floating interest rates. On October 10, 2003, we entered into an interest rate swap on a $70.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. We also purchased a 4.00% interest rate cap that matures October 10, 2006 on $20.0 million of term loan principal. After those transactions, we had $14.2 million of our term loans subject to some floating rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.2 million. As of June 30, 2005, we had $18.0 million in borrowings under the revolving portion of our credit facility.
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
          Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the six months ended June 30, 2005, $3.8 million of income is included in other income (expense), net and $0.5 million is included as a reduction in interest expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          The following table provides information relating to our purchase of our common stock during the quarter ended June 30, 2005:

(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Be
	Units)	per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs
April 1, 2005 thru April 30, 2005	—	$—	—	—

May 1, 2005 thru May 31, 2005	—	—	—	—

June 1, 2005 thru June 30, 2005 (1)	29,870	4.60	—	—

Total	29,870	$4.60	—	—

(1)	On June 29, 2005, we exercised our right to repurchase all 29,870 shares of unvested restricted stock held by, John R. Marshall, one of our former Board members for $4.60 per share, which represents the price at which he exercised options to acquire these shares
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The 2005 Annual Meeting of stockholders of the registrant was held on June 7, 2005.

(b)	At the 2005 Annual Meeting, the following were elected as directors:

Director	For	Withheld
John A Brayman	35,321,455	96,002
Christopher S. Brothers	31,234,609	4,182,848
Michael P. Harmon	31,234,609	4,182,848
David R. Helwig	30,736,658	4,680,799
Ian A. Schapiro	31,045,275	4,372,182
Richard S. Siudek	34,844,924	572,533
David H. Watts	26,723,274	—
Item 5. Other Information.
     None.

Item 6. Exhibits

3.1	Form of Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3.1.1	Form of Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3.2	Form of Amended and Restated Bylaws of InfraSource Services, Inc.(1)

3.3	Specimen of stock certificate.(1)

4.1	Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a the Dearborn Holdings Corporation) and its Security Holders party thereto.(2)

4.2	Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(1)

10.1	Confidentiality and Non-Compete Agreement between InfraSource Services, Inc. and John R. Marshall. (3)

10.2	Second Amendment and Waiver, dated as of June 10, 2005, to the Amended and Restated Credit Agreement, dated as of May 12, 2004, by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and several banks and other financial institutions or entities from time to time parties thereto. * **

10.3	Management Agreement, dated June 27, 2005, by and among Deborah C. Lofton and InfraSource Services, Inc. † *

10.4	Management Agreement, dated June 27, 2005, by and among Walter G. MacFarland and InfraSource Services, Inc. † *

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith.

**	Confidential treatment has been requested for certain provisions of this agreement pursuant to a confidential treatment request filed August 12, 2005. Such provisions have been separately filed with the Commission.

†	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-Q.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 3 (Registration No. 333-112375) filed with the Commission on April 29, 2004.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375) filed with the Commission on January 30, 2004.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 14, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC. (Registrant)
Date: August 12, 2005	By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

10.2	Second Amendment and Waiver, dated as of June 10, 2005, to the Amended and Restated Credit Agreement, dated as of May 12, 2004, by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and several banks and other financial institutions or entities from time to time parties thereto. *

10.3	Management Agreement, dated June 27, 2005, by and among Deborah C. Lofton and InfraSource Services, Inc.

10.4	Management Agreement, dated June 27, 2005, by and among Walter G. MacFarland and InfraSource Services, Inc.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Confidential treatment has been requested for certain provisions of this agreement pursuant to a confidential treatment request filed August 12, 2005. Such provisions have been separately filed with the Commission.