Form 10-Q
period 2005-09-30
INFRASOURCE SERVICES INC
filed 2005-11-04
CIK 1276827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At October 20, 2005, there were 39,639,258 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended September 30, 2005
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2004	2005

	(Unaudited)
	(In thousands, except
	share data)
Current assets:
Cash and cash equivalents	$21,222	$2,520
Restricted cash	5,000	—
Contract receivables (less allowances for doubtful accounts of $3,305 and $2,868, respectively)	104,840	138,731
Costs and estimated earnings in excess of billings	59,640	105,933
Inventories	9,864	10,504
Deferred income taxes	2,886	2,125
Other current assets	10,781	11,083
Current assets — discontinued operations	10,699	—

Total current assets	224,932	270,896

Property and equipment (less accumulated depreciation of $30,636 and $49,511, respectively)	143,532	144,070
Goodwill	134,478	134,750
Intangible assets (less accumulated amortization of $14,950 and $18,342, respectively)	6,795	2,484
Deferred charges and other assets, net	11,766	11,851
Deferred income taxes	1,187	—
Noncurrent assets — discontinued operations	1,732	—

Total assets	$524,422	$564,051

Current liabilities:
Current portion of long-term debt and capital lease obligations	$900	$881
Note payable — related party	—	1,000
Revolving credit facility borrowings	—	27,000
Other liabilities — related parties	3,904	9,400
Accounts payable	33,342	32,690
Accrued compensation and benefits	17,525	22,608
Other current and accrued liabilities	19,570	22,048
Accrued insurance reserves	26,042	28,229
Billings in excess of costs and estimated earnings	10,728	11,685
Deferred revenues	5,359	6,467
Current liabilities — discontinued operations	8,526	—

Total current liabilities	125,896	162,008

Long-term debt, net of current portion	83,878	83,219
Long-term debt — related party	1,000	—
Deferred revenues	16,935	16,629
Other long-term liabilities — related parties	8,493	—
Deferred income taxes	—	3,322
Other long-term liabilities	4,226	4,304
Non-current liabilities — discontinued operations	11	—

Total liabilities	240,439	269,482

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized — 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized — 120,000,000 shares; issued and outstanding — 38,942,728 and 39,283,591, respectively)	39	39
Treasury stock at cost (0 and 29,870 respectively)	—	(137)
Additional paid-in capital	272,954	277,460
Deferred compensation	(329)	(2,115)
Retained earnings	10,911	18,809
Accumulated other comprehensive income	408	513

Total shareholders’ equity	283,983	294,569

Total liabilities and shareholders’ equity	$524,422	$564,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

	(Unaudited)
	(In thousands, except per share data)
Contract revenues	$161,876	$229,880	$450,220	$642,180
Cost of revenues	136,194	197,769	377,205	570,622

Gross profit	25,682	32,111	73,015	71,558

Selling, general and administrative expenses	16,405	20,354	46,548	54,854
Merger related costs	(334)	66	(334)	218
Provision (recoveries) of uncollectible accounts	104	61	(367)	145
Amortization of intangible assets	2,420	1,001	10,989	4,311

Income from operations	7,087	10,629	16,179	12,030
Interest income	228	132	350	354
Interest expense and amortization of debt discount	(1,969)	(2,170)	(8,161)	(5,872)
Loss on early extinguishment of debt	—	—	(5,549)	—
Other income, net	1,390	735	2,253	5,749

Income before income taxes	6,736	9,326	5,072	12,261
Income tax expense	2,760	4,021	2,029	5,255

Income from continuing operations	3,976	5,305	3,043	7,006
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $282, $(359), $289 and $(625), respectively)	483	(529)	461	(898)
Gain on disposition of discontinued operations (net of income tax provision of $413, $1,432, $413 and $1,432, respectively)	593	1,790	593	1,790

Net income	$5,052	$6,566	$4,097	$7,898

Basic income per share:
Income from continuing operations	$0.10	$0.14	$0.09	$0.18
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)
Gain on disposition of discontinued operations	0.02	0.04	0.02	0.04

Net income	$0.13	$0.17	$0.12	$0.20

Weighted average basic common shares outstanding	38,690	39,139	33,924	39,059

Diluted income per share:
Income from continuing operations	$0.10	$0.13	$0.09	$0.18
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)
Gain on disposition of discontinued operations	0.02	0.04	0.02	0.04

Net income	$0.13	$0.16	$0.12	$0.20

Weighted average diluted common shares outstanding	39,653	40,090	34,918	40,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity

							Accumulated
	Common Stock		Treasury Stock		Additional		Other
					Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Total

	(Unaudited)
	(In thousands, except share amounts)
Balance as of December 31, 2004	38,942,728	$39	—	$—	$272,954	$(329)	$408	$10,911	$283,983
Vesting of early exercised options	98,285	—	—	—	452	—	—	—	452
Treasury stock	29,870	—	(29,870)	(137)	137	—	—	—	—
Unearned compensation	—	—	—	—	2,092	(2,092)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	306	—	—	306
Stock options exercised	135,704	—	—	—	686	—	—	—	686
Income tax benefit from options exercised	—	—	—	—	457	—	—	—	457
Issuance of shares under employee stock purchase plan	77,004	—	—	—	682	—	—	—	682
Net income	—	—	—	—	—	—	—	7,898	7,898
Other comprehensive income	—	—	—	—	—	—	105	—	105

Balance as of September 30, 2005	39,283,591	$39	(29,870)	$(137)	$277,460	$(2,115)	$513	$18,809	$294,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2005

	(Unaudited)
	(In thousands)
Cash flows used in operating activities:
Income from continuing operations	$3,043	$7,006
Adjustments to reconcile income from continuing operations to cash used in operating activities:
Depreciation	17,577	20,714
Amortization of intangibles	10,989	4,311
Deferred income taxes	(7,827)	5,121
Gain on sale of fixed assets	(1,247)	(1,837)
Loss on early extinguishment of debt	5,549	—
Reversal of litigation judgment	—	(4,279)
Other	(1,179)	(243)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	(13,892)	(34,035)
Contract receivables due from related parties, net	14,617	—
Costs and estimated earnings in excess of billings, net	(34,598)	(45,336)
Inventories	(2,112)	(639)
Other current assets	3,514	3,755
Deferred charges and other assets	2,660	311
Accounts payable	3,024	(652)
Other liabilities — related parties	—	(2,988)
Other current and accrued liabilities	(9,772)	8,309
Accrued insurance reserves	3,873	2,187
Deferred revenue	6,013	802
Other liabilities	(674)	(165)

Net cash flows used in operating activities from continuing operations	(442)	(37,658)
Gain on sale of discontinued operations	(1,006)	(3,222)
Net cash flows provided by (used in) operating activities from discontinued operations	2,141	(362)

Net cash flows provided by (used in) operating activities	693	(41,242)

Cash flows used in investing activities:
Acquisitions of businesses, net of cash acquired	(49,571)	(38)
Proceeds from restricted cash	—	5,000
Proceeds from sale of discontinued operations	8,616	7,117
Proceeds from sales of equipment	3,299	4,091
Additions to property and equipment	(17,283)	(21,681)

Net cash flows used in investing activities from continuing operations	(54,939)	(5,511)
Net cash flows used in investing activities from discontinued operations	(653)	(197)

Net cash flows used in investing activities	(55,592)	(5,708)

Cash flows from financing activities:
Increase in revolving credit facility borrowings	4,000	27,000
Repayments of long-term debt and capital lease obligations	(83,766)	(679)
Proceeds from exercise of stock options and employee stock purchase plan	2,250	1,368
Proceeds from sale of common stock	128,093	—

Net cash flows provided by financing activities from continuing operations	50,577	27,689
Net cash flows used in financing activities from discontinued operations	(1,000)	—

Net cash flows provided by financing activities	49,577	27,689

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(5,322)	(19,261)
Cash and cash equivalents transferred (to) from discontinued operations	(488)	559
Cash and cash equivalents — beginning of period	12,013	21,222

Cash and cash equivalents — end of period	$6,203	$2,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2005

	(Unaudited)
	(In thousands)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Distribution of property and equipment owed to related party	$7,218	$—
Loss on early extinguishment of the note payable to Exelon	5,549	—
Acquisition of all the voting interests of Maslonka for $77,571 in January, 2004
Assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	41,093	—
Goodwill	59,644	—
Liability to sellers for taxes and cash holdback	(1,704)	—
Liabilities assumed	(23,166)	—
Equity issued to sellers	(50,671)	—
Cash paid for acquisition, net of cash acquired	(25,196)	—
Acquisition of substantially all of the assets of Utilitrax for $5,168 in August, 2004
Assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$3,073	$—
Goodwill	2,319	—
Receivable from seller for management agreements	290	—
Liabilities assumed	(224)	—
Cash paid for acquisition, net of cash acquired	(5,458)	—
Acquisition of substantially all of the assets of certain EnStructure companies for $21,208 in September, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$22,431	$38
Receivable from seller for management agreements	535	—
Liability to sellers for cash holdback	(2,000)	—
Liabilities assumed	(1,223)	—
Cash paid for acquisition, net of cash acquired	(19,743)	(38)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation
      InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our”. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment provides design, procurement, construction, and maintenance services for telecommunications infrastructure as well as leasing point to point telecommunications infrastructure in select markets. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States.
      On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group”), pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships, own approximately 64% of our common stock.
      The accompanying unaudited condensed consolidated financial statements reflect our financial position as of December 31, 2004 and September 30, 2005; our results of operations for the three and nine months ended September 30, 2004 and 2005; and our cash flows for the nine months ended September 30, 2004 and 2005. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2004 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with our financial statements and related notes included in our Report on Form 10-K for the year ended December 31, 2004.
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

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
      As permitted by SFAS No. 123, we currently account for share-based compensation to employees using the intrinsic value method of APB Opinion No. 25 and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the pro forma disclosure in Note 9. Accordingly, the adoption of the fair value method of SFAS No. 123R will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. We have not yet completed the analysis of the ultimate impact that SFAS No. 123R will have on our results of operations. We plan to adopt SFAS No. 123R using the prospective method.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 beginning January 1, 2006. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.

3.	Acquisitions

Maslonka
      On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. Under terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. We finalized the working capital adjustment in July 2005 and released half of the holdback equal to $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the agreement. The

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
balance of the holdback is expected to be released in January 2006. Of the cash holdback amount, $5.5 million was contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. The estimated working capital settlement recorded in the second quarter of 2005 caused an increase to our goodwill balance of approximately $0.2 million. The final working capital settlement reached in July 2005 was consistent with our estimate. The results of Maslonka are included in our consolidated results beginning January 27, 2004.
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

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Pro Forma Financial Information
      The following table provides pro forma unaudited consolidated statements of operations data as if the Maslonka, Utili-Trax and EnStructure acquisitions had occurred on January 1, 2004:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Contract revenues	$176,470	$509,453
Net income (loss)	3,058	(18,244)
Earnings Per Share Data:
Weighted average basic common shares outstanding	38,690	34,974
Weighted average diluted common shares outstanding	39,653	34,974
Basic net income (loss) per share	$0.08	$(0.52)
Diluted net income (loss) per share	0.08	(0.52)
      Pro forma results of operations for the three and nine months ended September 30, 2004 presented above have been adjusted to reflect Maslonka, Utili-Trax and EnStructure historical operating results prior to their acquisitions, after giving effect to adjustments directly attributable to the transactions that are expected to have a continuing effect. Such adjustments include (1) the amortization of intangible assets acquired and recorded in accordance with the provisions of SFAS No. 141, and related income tax effects; (2) the effects of depreciation expense resulting from changes in lives and book basis of certain fixed assets; (3) the elimination of interest expense resulting from the repayment of Maslonka debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of our common stock to the sellers in the Maslonka acquisition and to the Principal Stockholders and certain members of our management to finance a portion of the purchase price.
      The pro forma results for the nine months ended September 30, 2004 include a charge of $31.3 million for deferred compensation expense, which was recorded in Maslonka’s historical results of operations, and $1.5 million for transaction costs related to the Maslonka acquisition. The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the 2004 acquisitions been made as of January 1, 2004, or of results that may occur in the future.

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
      In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). In the second quarter of 2005, we committed to a plan to sell substantially all of the assets of Electric Services, Inc. (“ESI”). Both ULMS and ESI are part of our ICS segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP, ULMS and ESI are reflected as discontinued operations in our accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2004, OSP, ULMS and ESI are reflected as discontinued operations, while for the three and nine months ended September 30, 2005 only ULMS and ESI are reflected as discontinued operations since RJE was sold in 2004.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The tables below present balance sheet and statement of operations information for the previously mentioned discontinued operations.
      Balance sheet information:

	December 31,	September 30,
	2004	2005

	(In thousands)
Cash and cash equivalents	$559	$—
Contract receivables, net	6,153	—
Other current assets	3,987	—

Total current assets	10,699	—
Property and equipment, net	1,626	—
Other long-term assets, net	106	—

Total assets	12,431	—

Accounts payable and other liabilities	8,526	—
Deferred income taxes — long term	11	—

Total liabilities	8,537	—

Net assets	$3,894	$—

      Statement of operations information:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

	(In thousands)
Contract revenues	$14,450	$1,436	$35,283	$12,769
Pre-tax income (loss)	765	(888)	750	(1,523)

5.	Costs And Estimated Earnings In Excess Of Billings and Contract Losses
      Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million and $11.5 million at December 31, 2004 and September 30, 2005, respectively. Claim amounts are related to a delay in the anticipated start date of one of our electric transmission projects and claims related to permit delays, changes in scope and environmental impacts on a large underground utility construction project. Estimated revenue up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.
      Included in our nine month results of operations for 2005 is a $9.0 million contract loss related to an underground utility construction project. This project, which began in late January 2005 and is expected to be completed in the fourth quarter of 2005, had an original contract value of approximately $18.0 million. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, in the second quarter of 2005, we recognized the entire loss expected at that time of $8.5 million. During the third quarter of 2005, we recognized an additional loss of $0.5 million. The loss is attributable primarily to lower than expected productivity, higher materials costs, and unforeseen delays.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Goodwill and Intangible Assets
      Our goodwill and intangible assets are comprised of:

	December 31,	September 30,
	2004	2005

	(In thousands)
Goodwill	$134,478	$134,750

Intangible assets:
Construction backlog	$17,184	$16,265
Volume agreements	4,561	4,561

Total intangible assets	21,745	20,826

Accumulated amortization:
Construction backlog	(13,491)	(15,426)
Volume agreements	(1,459)	(2,916)

Total accumulated amortization	(14,950)	(18,342)

Intangible assets, net	$6,795	$2,484

      The goodwill balance as of September 30, 2005 was $126.3 million and $8.5 million for the ICS and TS segments, respectively. The goodwill balance as of December 31, 2004 was $126.0 million and $8.5 million for the ICS and TS segments, respectively.
      As a result of the adoption of SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. We complete our annual analysis of our reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the three and nine months ended September 30, 2004 and 2005.
      Amortization expense of intangible assets was $2.4 million and $1.0 million for the three months ended September 30, 2004 and 2005, respectively, and $11.0 million and $4.3 million for the nine months ended September 30, 2004 and 2005, respectively. Once an intangible asset is fully amortized, we net the accumulated amortization against the intangible asset to remove the asset.
      The estimated aggregate amortization expense of intangible assets for the next five succeeding fiscal years is:

(In thousands)

For the year ended December 31, 2005 (excludes the nine months ended September 30, 2005)	$562
2006	1,078
2007	458
2008	227
2009	159

Total	$2,484

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

7.	Debt
      On June 10, 2005, while in the process of evaluating the extent of the loss for an underground utility construction project (see Note 5), we obtained a Second Amendment and Waiver to our credit facility which excluded the anticipated effect of the loss from our debt covenant calculations through July 25, 2005. Based on our further evaluation of the loss, estimated to be $9.0 million, we are currently not required to enter into any further amendment or waiver because our credit facility includes a clause in our debt covenant calculations that allows for the exclusion of extraordinary, unusual or non-recurring expenses or losses, as defined, provided that the amounts shall not, in the aggregate exceed $10.0 million for any fiscal year.

8.	Computation of Per Share Earnings
      The following table is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

	(In thousands, except per share amounts)
Income from continuing operations (numerator)	$3,976	$5,305	$3,043	$7,006
Income (loss) from discontinued operations, net of tax expense (benefit) of $282, $(359), $289 and $(625), respectively	483	(529)	461	(898)
Gain on disposition of discontinued operations, net of tax of $413, $1,432, $413 and $1,432, respectively	593	1,790	593	1,790

Net income	$5,052	$6,566	$4,097	$7,898

Weighted average basic common shares outstanding (denominator)	38,690	39,139	33,924	39,059
Potential common stock arising from stock options	963	951	994	949

Weighted average diluted common shares outstanding (denominator)	39,653	40,090	34,918	40,008

Basic net income per share	$0.13	$0.17	$0.12	$0.20
Diluted net income per share	0.13	0.16	0.12	0.20
      Included in potential common stock arising from stock options for the nine months ended September 30, 2005 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation. For the three months ended September 30, 2004 and 2005 there were 685,003 shares and 0 shares, respectively, and for the nine months ended September 30, 2004 and 2005 there were 685,003 shares and 604,880 shares, respectively, under option grants excluded from the calculation of diluted earnings per share as the effect of these shares would have been anti-dilutive.

9.	Stock-Based Compensation
      As permitted by SFAS No. 123, we account for stock-based compensation in accordance with APB No. 25. Under APB No. 25, we recognize no compensation expense related to employee stock options unless options are granted at a price below the market price on the day of the grant. Had we applied the fair value

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and basic and diluted net income per share would have been as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

	(In thousands, except per share amounts)
Net income as reported	$5,052	$6,566	$4,097	$7,898
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relative tax effects	(226)	(328)	(635)	(478)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	20	155	208	175

Pro forma net income	$4,846	$6,393	$3,670	$7,595

Basic and diluted income per share:
Basic net income per share — as reported	$0.13	$0.17	$0.12	$0.20
Basic net income per share — pro forma	0.13	0.16	0.11	0.19
Diluted net income per share — as reported	0.13	0.16	0.12	0.20
Diluted net income per share — pro forma	0.12	0.16	0.11	0.19

10.	Concentration of Credit Risk
      We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for 42% and 48%, of our consolidated revenues for the three months ended September 30, 2004 and 2005, respectively, and 49% and 47% of our consolidated revenues for the nine months ended September 30, 2004 and 2005, respectively. Exelon Corporation (“Exelon”) accounted for approximately 14% and 18%, our consolidated revenues for the three and nine months ended September 30, 2004, respectively, and 16%, and 21% of our consolidated revenues for the three and nine months ended September 30, 2005, respectively. Additionally, for the nine months ended September 30, 2004, Western Area Power Administration accounted for approximately 12% of our consolidated revenues.
      At December 31, 2004 and September 30, 2005, accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented 20% and 19%, respectively, of our total accounts receivable balance.
11.     Other Income, Net
      Other income, net for the nine months ended September 30, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Note 15).

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

12.	Comprehensive Income (Loss)
      The following table presents the components of comprehensive income for the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

	(In thousands)
Net income	$5,052	$6,566	$4,097	$7,898
Other comprehensive income (loss)	(204)	18	195	105

Comprehensive income	$4,848	$6,584	$4,292	$8,003

      Other comprehensive income during the three and nine months ended September 30, 2004 and 2005 was comprised of changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income.

13.	Segment Information
      We operate in two business segments. Our principal segment, ICS, provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, provides design, procurement, construction, and maintenance services for telecommunications infrastructure as well as leasing point to point telecommunications infrastructure in select markets. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. A business included in our TS segment is a regulated public telecommunications utility, with facilities in Delaware, Maryland, New Jersey and Pennsylvania. During 2004, we changed to two reporting segments and all prior periods presented have been restated. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States.
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

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      We do not allocate corporate costs to our segments for internal management reporting. Corporate and eliminations includes unallocated corporate costs and elimination of revenues between reporting segments which are not significant. The following tables present segment information by period:

	Infrastructure
	Construction	Telecommunication	Corporate and
Three Months Ended September 30, 2004	Services	Services	Eliminations	Total

	(In thousands)
Revenues	$154,280	$7,643	$(47)	$161,876
Income (loss) from operations as adjusted	7,610	3,632	(1,735)	9,507
Depreciation	5,405	749	109	6,263
Amortization	2,420	—	—	2,420
Total assets	343,079	70,387	89,086	502,552
Capital expenditures	3,063	2,473	113	5,649

reconciliation:
Income (loss) from operations as adjusted	$7,610	$3,632	$(1,735)	$9,507
Less: Amortization	2,420	—	—	2,420

Income (loss) from operations	5,190	3,632	(1,735)	7,087
Interest income	27	—	201	228
Interest expense and amortization of debt discount	(1,475)	(173)	(321)	(1,969)
Other income (expense), net	1,426	2	(38)	1,390

Income (loss) before income taxes	$5,168	$3,461	$(1,893)	$6,736

	Infrastructure
	Construction	Telecommunication	Corporate and
Three Months Ended September 30, 2005	Services	Services	Eliminations	Total

	(In thousands)
Revenues	$219,461	$9,884	$535	$229,880
Income (loss) from operations as adjusted	10,326	4,065	(2,761)	11,630
Depreciation	6,173	892	52	7,117
Amortization	1,001	—	—	1,001
Total assets	382,772	82,162	99,117	564,051
Capital expenditures	2,400	3,839	38	6,277

reconciliation:
Income (loss) from operations as adjusted	$10,326	$4,065	$(2,761)	$11,630
Less: Amortization	1,001	—	—	1,001

Income (loss) from operations	9,325	4,065	(2,761)	10,629
Interest income	88	—	44	132
Interest expense and amortization of debt discount	(1,844)	(69)	(257)	(2,170)
Other income (expense), net	678	(8)	65	735

Income (loss) before income taxes	$8,247	$3,988	$(2,909)	$9,326

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

	Infrastructure
	Construction	Telecommunication	Corporate and
Nine Months Ended September 30, 2004	Services	Services	Eliminations	Total

	(In thousands)
Revenues	$429,810	$20,699	$(289)	$450,220
Income (loss) from operations as adjusted	27,976	9,090	(9,898)	27,168
Depreciation	15,180	2,099	298	17,577
Amortization	10,989	—	—	10,989
Total assets	343,079	70,387	89,086	502,552
Capital expenditures	9,609	7,332	342	17,283

reconciliation:
Income (loss) from operations as adjusted	$27,976	$9,090	$(9,898)	$27,168
Less: Amortization	10,989	—	—	10,989

Income (loss) from operations	16,987	9,090	(9,898)	16,179
Interest income	99	—	251	350
Interest expense and amortization of debt discount	(6,222)	(1,032)	(907)	(8,161)
Loss on early extinguishment of debt	(4,586)	(878)	(85)	(5,549)
Other income (expense), net	2,247	29	(23)	2,253

Income (loss) before income taxes	$8,525	$7,209	$(10,662)	$5,072

	Infrastructure
	Construction	Telecommunication	Corporate and
Nine Months Ended September 30, 2005	Services	Services	Eliminations	Total

	(In thousands)
Revenues	$609,994	$29,968	$2,218	$642,180
Income (loss) from operations as adjusted	14,203	12,117	(9,979)	16,341
Depreciation	17,994	2,573	147	20,714
Amortization	4,311	—	—	4,311
Total assets	382,772	82,162	99,117	564,051
Capital expenditures	9,482	11,799	400	21,681

reconciliation:
Income (loss) from operations as adjusted	$14,203	$12,117	$(9,979)	$16,341
Less: Amortization	4,311	—	—	4,311

Income (loss) from operations	9,892	12,117	(9,979)	12,030
Interest income	184	—	170	354
Interest expense and amortization of debt discount	(5,048)	(181)	(643)	(5,872)
Other income (expense), net	1,911	(11)	3,849	5,749

Income (loss) before income taxes	$6,939	$11,925	$(6,603)	$12,261

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table represents information regarding revenues by end market:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

Electric	$75,074	$110,622	$259,022	$346,127
Gas	66,153	83,310	139,362	202,315
Telecommunications	14,284	27,476	36,264	72,265
Other	6,365	8,472	15,572	21,473

	$161,876	$229,880	$450,220	$642,180

      Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 54% and 36%, of our telecommunications end market revenues for the three months ended September 30, 2004 and 2005, respectively, and approximately 57% and 41%, of our telecommunications end market revenues for the nine months ended September 30, 2004 and 2005, respectively, were from the TS segment.

14.	Related Party Transactions
      As of September 30, 2005, we had $5.2 million due to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001.
      As of September 30, 2005, we have $4.2 million due to the Maslonka shareholders, including Martin Maslonka, an employee and holder of more than 5% of our common stock, accrued in other liabilities — related parties on our condensed consolidated balance sheet. Of this amount, $3.3 million is holdback consideration from our acquisition of Maslonka (see Note 3). The remaining net balance relates to payments and collections we made on the shareholders’ behalf which require cash settlement. On August 11, 2005 we also granted the Maslonka shareholders, who are also our employees, 167,556 shares of restricted stock (41,889 of which were granted to Martin Maslonka) valued at $2.2 million, of which 25% vest in January of 2006 and the remainder vest four years from the date of grant. For the three and nine months ended September 30, 2005, the Company recorded a charge of $0.3 million to selling, general and administrative expenses in the condensed consolidated statement of operations.
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
      We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. The lease for this space was to run through October 2005, subject to a 6 year renewal option. The terms of the lease provided for an increase in rental payments equal to the increase in the Consumer Price Index. In October, 2005 we renewed the lease for three years and our annual payments under this agreement are approximately $0.1 million.
      We also lease ducts in two river bores under the Delaware River from Coleman Properties. Our lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Our annual lease payment

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
      We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through May 2007 and September 2006. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

15.	Commitments and Contingencies
      In January 2004, a judgment was entered against us in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. We had $3.8 million accrued on our condensed consolidated balance sheet as of December 31, 2004 for this judgment. The judgment upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated.
      On March 22, 2005, the Court of Appeals of Georgia issued an opinion reversing the $3.8 million judgment against us. On April 25, 2005, the plaintiff filed a petition requesting the Supreme Court of Georgia to review and reverse the opinion of the Court of Appeals.
      Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the nine months ended September 30, 2005, $3.8 million of income is included in other income, net and $0.5 million is included as a reduction in interest expense.
      On September 19, 2005, the Supreme Court of Georgia denied the petition for certiorari filed by the plaintiff.
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
      The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under
Item 1, “Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 and other risks outlined in our filings with the Securities and Exchange Commission (“SEC”).
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
Overview
      We are one of the largest specialty contractors serving the utility transmission and distribution infrastructure in the United States based on market share. We operate in two business segments. Our principal segment, Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing, and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment provides design, procurement, construction, and maintenance services for telecommunications infrastructure as well as leasing point to point telecommunications infrastructure in select markets. Our TS customers include communication service providers, large industrial customers such as pharmaceutical companies, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple territories throughout the United States and do not have significant operations or assets in countries outside the United States. Refer to Note 13 to our condensed consolidated financial statements for additional information.
      During the third quarter of 2005:

•	We experienced significant revenue growth as compared to the third quarter of 2004 due to increased demand for electric transmission and distribution services, our mid-third quarter 2004 acquisitions of EnStructure Corporation’s (“EnStructure”) operating companies and Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), and additional amounts of telecom fiber to the premises (“FTTP”) construction services.

•	Our gross profit increased $6.4 million, as compared to the third quarter of 2004, due to the $68.0 million increase in revenues, a $1.9 million credit to insurance expense as a result of actuarial estimates reflecting favorable loss development in our self insurance retentions, and an increase in the volume of higher margin telecommunication services. These increases were offset, in part, by a proportionately smaller increase in the volume of higher margin aerial electric transmission work, proportionately higher increases in the volume of lower margin underground electric transmission and other electric work, and the overall effect of rising fuel costs.

      We had revenues of $229.9 million for the three months ended September 30, 2005, of which 48% was attributable to electric power customers, 36% to natural gas customers, 12% to telecommunications customers, and 4% to ancillary services. Approximately $9.9 million or 36% of the telecommunications revenue was derived from our TS segment for the three months ended September 30, 2005. For the nine months ended September 30, 2005, we had revenues of $642.2 million, of which 54% was attributable to electric power customers, 32% to natural gas customers, 11% to telecommunications customers, and 3% to ancillary services. Approximately $30.0 million or 41% of the telecommunications revenue was derived from our TS segment for the nine months ended September 30, 2005. Our top ten customers accounted for 48% and 47% of our consolidated revenues for the three and nine months ended September 30, 2005, respectively. Exelon Corporation (“Exelon”) accounted for 16% and 21% of our consolidated revenues for the three and nine months ended September 30, 2005, respectively.
      We had revenues of $161.9 million for the three months ended September 30, 2004, of which 46% was attributable to electric power customers, 41% to natural gas customers, 9% to telecommunications customers, and 4% to ancillary services. Approximately $7.6 million or 54% of the telecommunications revenue was derived from our TS segment for the three months ended September 30, 2004. For the nine months ended September 30, 2004, we had revenues of $450.2 million, of which 58% was attributable to electric power customers, 31% to natural gas customers, 8% to telecommunications customers, and 3% to ancillary services. Approximately $20.7 million or 57% of the telecommunications revenue was derived from our TS segment for the nine months ended September 30, 2004. Our top ten customers accounted for 42% and 49% of our consolidated revenues for the three and nine months ended September 30, 2004, respectively. Exelon accounted for approximately 14% and 18% of our consolidated revenues for the three and nine months ended September 30, 2004, respectively.
      Our consolidated backlog was $819 million as of September 30, 2005, 3% lower than our consolidated backlog of $844 million as of June 30, 2005 and 17% lower than our backlog of $989 million as of September 30, 2004. The decline in our backlog reflects the seasonal nature of our business and the timing of recent awards. Our ICS backlog was $706 million as of September 30, 2005, 5% lower than our ICS backlog of $740 million as of June 30, 2005 and 20% lower than our ICS backlog of $884 million as of September 30, 2004. Our TS backlog was $113 million as of September 30, 2005, 9% higher than our TS backlog of $104 million as of June 30, 2005 and 8% higher than our TS backlog of $105 million as of September 30, 2004.

2004 Acquisitions
      Maslonka: On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates (“Maslonka”), a complementary infrastructure services business, for total purchase price consideration of $83.1 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. Under terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. We finalized the working capital adjustment in July 2005 and released half of the holdback equal to $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the agreement. The balance of the holdback is expected to be released in January 2006. Of the cash holdback amount, $5.5 million was contingent upon Maslonka’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. The estimated working capital settlement recorded in the second quarter of 2005 caused an increase to our goodwill balance of approximately $0.2 million. The final working capital settlement reached in July 2005 was consistent with our estimate. The results of Maslonka are included in our consolidated results beginning January 27, 2004. We financed the cash portion of the Maslonka acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to our principal stockholders and certain members of our management team for cash of $27.5 million. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $63.0 million.
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
      In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). In the second quarter of 2005, we committed to a plan to sell substantially all of the assets of Electric Services, Inc. (“ESI”). Both ULMS and ESI are part of our ICS segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP, ULMS and ESI are reflected as discontinued operations in our accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2004, OSP, ULMS and ESI are reflected as discontinued operations. For the three and nine months ended September 30, 2005, ULMS and ESI are reflected as discontinued operations, until the date of their dispositions.
      On August 1, 2005, we sold all the common stock of ESI for aggregate cash proceeds, net of transaction costs for approximately $6.5 million subject to a working capital adjustment.
      On August 1, 2005, we sold certain assets of ULMS for aggregate cash proceeds, net of transaction costs for $0.3 million and received a cash advance of $0.3 million from the buyer for contingent consideration.
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
      The following analysis includes a comparison of the results of our operations for the three months ended September 30, 2005 with the three months ended September 30, 2004 and for the nine months ended September 30, 2005 with the nine months ended September 30, 2004.
Company Results

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

	Three Months		Three Months
	Ended		Ended
	September 30,	% of	September 30,	% of
	2004	Revenue	2005	Revenue

	(Thousands of dollars)
Contract Revenues	$161,876	100%	$229,880	100%
Gross profit	25,682	16%	32,111	14%
Selling, general and administrative expenses	16,405	10%	20,354	9%
Merger related costs	(334)	0%	66	0%
Provision for uncollectible accounts	104	0%	61	0%
Amortization of intangible assets	2,420	2%	1,001	0%

Income from operations	7,087	4%	10,629	5%
Interest income	228	0%	132	0%
Interest expense and amortization of debt discount	(1,969)	(1)%	(2,170)	(1)%
Other income, net	1,390	1%	735	0%

Loss before income taxes	6,736	4%	9,326	4%
Income tax benefit	2,760	2%	4,021	2%

Income from continuing operations	$3,976	2%	$5,305	2%

      Revenues: Revenues increased $68.0 million, or 42%, to $229.9 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to increases of $22.7 million from other electric work, which resulted from increased utility distribution and industrial electric services, $17.2 million from underground natural gas work, which resulted from a combination of internal growth and our mid-third quarter 2004 acquisition of EnStructure, $13.2 million from telecommunications work, which resulted from an increase in dark fiber leases and demand for underground telecommunications infrastructure scopes of work, $6.9 million from aerial electric transmission work, and $6.0 million from new underground electric transmission projects.
      Gross profit: Gross profit increased $6.4 million, or 25%, to $32.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to the $68.0 million increase in revenues, a $1.9 million credit to insurance expense as a result of actuarial estimates reflecting favorable loss development in our self insured retentions, and an increase in the volume of higher margin telecommunication services. These increases were offset, in part, by a proportionately smaller increase in the volume of higher margin aerial electric transmission work, proportionately higher increases in the volume of lower margin underground electric transmission and other electric work, and the overall effect of rising fuel costs.
      Selling, general and administrative expenses: Selling, general and administrative expenses increased $3.9 million, or 24%, to $20.4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase is primarily due to a $1.7 million charge for due diligence related to an abandoned acquisition, $0.8 million for Sarbanes-Oxley compliance, payroll and related costs to support growth in our business and incremental expenses incurred from our mid-third quarter 2004 acquisitions. Selling, general and administrative expenses decreased as a percentage of revenue from 10.1% for the three months ended September 30, 2004 to 8.9% for the three months ended September 30, 2005.
      Merger related costs: Merger related costs increased $0.4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the three months ended September 30, 2005, we recorded a charge to expense of $0.1 million for retention bonuses earned by employees during the period. These retention bonuses were accrued at the closing of the September 24, 2003 merger transaction (the “Merger”) in which we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, however, during 2004, we determined that a portion of these bonuses provides a benefit to periods subsequent to the Merger, and recorded a benefit of $(0.3) million for the three months ended September 30, 2004.
      Amortization of intangible assets: Amortization of intangible assets decreased $1.4 million, or 59%, to $1.0 million during the three months ended September 30, 2005 compared to $2.4 million for three months ended September 30, 2004. The decrease was primarily due to a lesser amount of construction backlog amortization in 2005 compared to 2004, due to the completion of the Path 15 project and other acquired contracts in the previous year.
      Interest income: Interest income decreased $0.1 million, or 42%, to $0.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, due to a lower average cash balance in the current period.
      Interest expense and amortization of debt discount: We incurred $2.2 million of interest expense for the three months ended September 30, 2005, an increase of $0.2 million as compared to the three months ended September 30, 2004, principally due to a higher average debt balance in the current year.
      Other income, net: Other income, net decreased $0.7 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to income of $1.0 million from a key man life insurance policy earned in the prior period which is absent in the current period, offset in part, by additional gains on equipment sales of $0.2 million in the three months ended September 30, 2005.
      Provision for income taxes: The provision for income taxes for the three months ended September 30, 2005 was $4.0 million, compared to $2.8 million for the three months ended September 30, 2004. The increase is due to an increase in our pre-tax income, as well as, an increase in our effective tax rate.
      Discontinued operations, net of tax: For the three months ended September 30, 2005, we recorded a loss from discontinued operations of $(0.5) million compared to income from discontinued operations of $0.5 million for the three months ended September 30, 2004. These amounts reflect the operations of ULMS, OSP, and ESI for the three months ended September 30, 2004 and ULMS and ESI for the three months ended September 30, 2005. On August 1, 2005, we sold all of the common stock of ESI and certain assets of ULMS for a gain of $1.8 million, net of tax.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

	Nine Months		Nine Months
	Ended		Ended
	September 30,	% of	September 30,	% of
	2004	Revenue	2005	Revenue

	(In thousands)
Contract Revenues	$450,220	100%	$642,180	100%
Gross profit	73,015	16%	71,558	11%
Selling, general and administrative expenses	46,548	10%	54,854	8%
Merger related costs	(334)	0%	218	0%
Provision (recoveries) of uncollectible accounts	(367)	0%	145	0%
Amortization of intangible assets	10,989	3%	4,311	1%

Income from operations	16,179	3%	12,030	2%
Interest income	350	0%	354	0%
Interest expense and amortization of debt discount	(8,161)	(2)%	(5,872)	(1)%
Loss on early extinguishment of debt	(5,549)	(1)%	—	0%
Other income, net	2,253	1%	5,749	1%

Income before income taxes	5,072	1%	12,261	2%
Income tax expense	2,029	0%	5,255	1%

Income from continuing operations	$3,043	1%	$7,006	1%

      Revenues: Revenues increased $192.0 million, or 43%, to $642.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to increases of $76.2 million from other electric work, which resulted from increased utility distribution and industrial electric services, $63.0 million from underground natural gas work, which resulted from a combination of internal growth and our mid-third quarter 2004 acquisition of EnStructure, $36.0 million from telecommunications work, which resulted from an increase in dark fiber leases and demand for underground telecommunications infrastructure scopes of work, and $19.6 million from new underground electric transmission projects. These increases were partially offset by a decrease of $8.7 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the nine months ended September 30, 2004 and the absence of projects of that scale in 2005.
      Gross profit: Gross profit decreased $1.5 million, to $71.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Gross profit margin declined from 16.2% in the previous year to 11.1% in the current year due primarily due to a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin underground electric transmission, natural gas distribution and other electric work, a $9.0 million loss related to an underground utility construction project (see Note 5 to our condensed consolidated financial statements) and the overall effect of rising fuel costs, offset in part, by a credit to insurance expense of $1.9 million as a result of updated actuarial estimates reflecting favorable loss development in our self insured retentions and an increase in the volume of higher margin telecommunications work.
      Selling, general and administrative expenses: Selling, general and administrative expenses increased $8.3 million, or 18%, to $54.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily due to expenses of $1.9 million incurred for Sarbanes-Oxley compliance, a $1.7 million charge for due diligence related to an abandoned acquisition, incremental expenses incurred from our mid-third quarter acquisitions, and additional personnel hired to grow the business internally. The increase over the prior period was partially offset by expenses of $2.4 million incurred in the nine months ended September 30, 2004 for accounting and other fees related to our IPO. Selling, general and administrative expenses decreased as a percentage of revenue from 10.3% for the nine months ended September 30, 2004 to 8.5% for the nine months ended September 30, 2005.

      Merger related costs: For the nine months ended September 30, 2005, we recorded a charge to expense of $0.2 million for retention bonuses earned by employees during the period. These retention bonuses were accrued at the closing of the September 24, 2003 Merger in which we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, however, during 2004, we determined that a portion of these bonuses provides a benefit to periods subsequent to the Merger, and recorded a benefit of $(0.3) for the nine months ended September 30, 2004.
      Provision (recoveries) of uncollectible accounts: During the nine months ended September 30, 2004, we recorded net recoveries of $0.4 million related to settlements with customers whose balances had previously been provided for with an allowance. Significant favorable settlements were absent in the current year.
      Amortization of intangible assets: Amortization of intangible assets decreased $6.7 million, or 61%, to $4.3 million during the nine months ended September 30, 2005 compared to $11.0 million for nine months ended September 30, 2004. The decrease was primarily due to a lesser amount of construction backlog amortization in 2005 compared to 2004, due to the completion of the Path 15 project and other acquired contracts in the previous year.
      Interest expense and amortization of debt discount: We incurred $5.9 million of interest expense for the nine months ended September 30, 2005, a decrease of $2.3 million from the nine months ended September 30, 2004, principally due to a lower average debt balance in the current year. We reduced a portion of our debt during the second quarter of 2004 with a portion of the proceeds from our IPO. Interest expense also decreased by approximately $0.5 million due to the reversal of accrued interest related to a litigation judgment which was reversed in the second quarter (see Note 15 to our condensed consolidated financial statements).
      Loss on early extinguishment of debt: During the nine months ended September 30, 2004, we recorded a charge of $5.5 million related to the early extinguishment of a note payable to Exelon.
      Other income, net: Other income, net increased by $3.5 million for the nine months ended September 30, 2005 compared to the nine months ended 2004. The increase was primarily due to the reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Note 15 to our condensed consolidated financial statements) and gains on equipment sales of $1.8 million compared to the prior period gains of $1.2 million, partially offset by income of $1.0 million from a key man life insurance policy earned in the nine months ended September 30, 2004 which is absent in the nine months ended September 30, 2005.
      Provision for income taxes: The provision for income taxes for the nine months ended September 30, 2005 was $5.3 million, compared to $2.0 million for the nine months ended September 30, 2004. The increase is due to an increase in our pre-tax income, as well as, an increase in our effective tax rate.
      Discontinued operations, net of tax: Loss from discontinued operations for the nine months ended September 30, 2005 was $(0.9) million compared to income from discontinued operations of $0.4 million for the nine months ended September 30, 2004. These amounts reflect the operations of ULMS, OSP, and ESI for the nine months ended September 30, 2004 and ULMS and ESI for the nine months ended September 30, 2005. We sold the stock of ESI and certain assets of ULMS on August 1, 2005. We recorded a gain, net of tax, from the sale of discontinued operations of $1.8 million for the three months ended September 30, 2005 compared to $0.6 million, net of tax, for the three months ended September 30, 2004.
Segment Results
      We manage our operations in two segments, ICS and TS. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted, excludes amortization expense related to intangibles as a result of our acquisitions. We exclude amortization to facilitate our evaluation of operating unit performance as we believe amortization expense does not reflect the core operations of our business segments. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations, is provided in Note 13 to our condensed consolidated financial statements, included in Item 1 of this Form 10-Q.

      Our corporate overhead expenses are not allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

	Three Months Ended
	September 30,		Change

	2004	2005	$	%

	(In thousands)
Revenue:
Infrastructure Construction Services	$154,280	$219,461	$65,181	42%
Telecommunication Services	7,643	9,884	2,241	29%

Total segment revenues	161,923	229,345	67,422	42%
Corporate and eliminations	(47)	535	582	1,238%

Total revenue	$161,876	$229,880	$68,004	42%

	Three Months Ended
	September 30,		Change

	2004	2005	$	%

	(In thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$7,610	$10,326	$2,716	36%
Telecommunication Services	3,632	4,065	433	12%

Total segment income from operations as adjusted	11,242	14,391	3,149	28%
Corporate and eliminations	(1,735)	(2,761)	(1,026)	(59)%

Total income from operations as adjusted	$9,507	$11,630	$2,123	22%

ICS
      Revenues: ICS revenues increased $65.2 million, or 42%, to $219.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to increases of $22.7 million from other electric work, which resulted from increased utility distribution and industrial electric services, $17.2 million from underground natural gas work, which resulted from a combination of internal growth and our mid-third quarter 2004 acquisition of EnStructure, $11.0 million from underground telecommunications infrastructure scopes of work, $6.9 million from aerial transmission work, and $6.0 million from new underground electric transmission projects.
      Income from operations as adjusted: Income from operations as adjusted increased by $2.7 million, or 36%, to $10.3 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily due to the increase in revenues, partially offset by lower gross profit margins and higher selling, general and administrative costs. Our lower gross profit margins resulted from a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, a $9.0 million loss related to an underground utility construction project and the overall effect of rising fuel costs. Selling, general and administrative costs increased by $1.3 million primarily as a result of additional personnel hired to grow the business internally.
TS
      Revenues: TS revenues increased $2.2 million, or 29%, to $9.9 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to an increase in dark fiber leases, as well as, an increase in facility construction services, which include the build-out of telecommunication infrastructure.

      Income from operations as adjusted: Income from operations as adjusted increased $0.4 million, or 12%, to $4.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily due to an increase in gross profit from increased revenue, partially offset by an increase of $0.2 million in selling, general and administrative costs primarily due to additional payroll and related costs.
Corporate
      The loss from operations as adjusted for corporate and eliminations increased by $1.0 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Increased revenues from providing administrative services were offset by an increase in selling, general, and administrative expenses of $2.5 million primarily due to a $1.7 million charge for due diligence related to an abandoned acquisition, expenses of $0.8 million related to Sarbanes-Oxley compliance and additional professional and legal fees.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

	Nine Months Ended
	September 30,		Change

	2004	2005	$	%

	(In thousands)
Revenue:
Infrastructure Construction Services	$429,810	$609,994	$180,184	42%
Telecommunication Services	20,699	29,968	9,269	45%

Total segment revenues	450,509	639,962	189,453	42%
Corporate and eliminations	(289)	2,218	2,507	867%

Total revenue	$450,220	$642,180	$191,960	43%

	Nine Months Ended
	September 30,		Change

	2004	2005	$	%

	(In thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$27,976	$14,203	$(13,773)	(49)%
Telecommunication Services	9,090	12,117	3,027	33%

Total segment income from operations as adjusted	37,066	26,320	(10,746)	(29)%
Corporate and eliminations	(9,898)	(9,979)	(81)	(1)%

Total income from operations as adjusted	$27,168	$16,341	$(10,827)	(40)%

ICS
      Revenues: ICS revenues increased $180.2 million, or 42%, to $610.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to increases of $76.2 million from other electric work, which resulted from increased utility distribution and industrial electric services, $63.0 million from underground natural gas work, which resulted from a combination of internal growth and our mid-third quarter 2004 acquisition of EnStructure, $26.7 million from underground telecommunications infrastructure scopes of work, and $19.6 million from new underground electric transmission projects. These increases were partially offset by a decrease of $8.7 million in aerial electric transmission revenues primarily due to the substantial progress recognized on the Path 15 project during the nine months ended September 30, 2004 and the absence of projects of that scale in 2005.
      Income from operations as adjusted: Income from operations as adjusted decreased by $13.8 million, or 49%, to $14.2 million for the nine months ended September 30, 2005 compared to the nine months ended

September 30, 2004. This decrease was primarily due to lower gross margins and higher selling, general and administrative costs. Our lower gross margins resulted from a decrease in the volume of higher margin aerial electric transmission work, increases in the volume of lower margin natural gas distribution and other electric work, a $9.0 million loss related to an underground utility construction project (see Note 5 to our condensed consolidated financial statements) and the overall effect of rising fuel costs. Selling, general and administrative costs increased by $4.8 million, primarily due to incremental expenses incurred from our third quarter 2004 acquisitions and additional personnel hired to grow the business internally.
TS
      Revenues: TS revenues increased $9.3 million, or 45%, to $30.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to an increase in dark fiber leases, as well as, an increase in facility construction services, which include the build-out of telecommunication infrastructure.
      Income from operations as adjusted: Income from operations as adjusted increased $3.0 million, or 33%, to $12.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily due to an increase in gross margins from the increased revenue, partially offset by an increase of $0.8 million in selling, general and administrative costs primarily related to higher payroll and related costs.
Corporate
      The loss from operations as adjusted for corporate and eliminations increased by $0.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to an increase of $2.8 million for revenue related to administrative services we provide to one of our customers, offset by an increase in corporate expenses. Corporate expenses increased $2.9 million primarily due to expenses of $1.9 for Sarbanes-Oxley compliance, a $1.7 million charge for due diligence related to an abandoned acquisition and additional payroll and related costs.
Liquidity and Capital Resources

Cash and Working Capital Requirements
      Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we generally convert working capital assets to cash during the winter months. We expect capital expenditures to range from $5.0 million to $10.0 million during the remainder of 2005, which could vary depending on the expected award and timing of the commencement of dark fiber contracts. We have reduced our capital expenditures over the past two years as a result of improved equipment utilization and an increase in the use of leasing arrangements.
      We anticipate that our cash on hand of $2.5 million as of September 30, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures. However, we may find it necessary or desirable to seek additional financing to support our capital needs and provide funds for strategic initiatives, such as acquisitions. Accordingly, this may require us to increase our credit facility or complete equity-based financing, such as the issuance of common stock or preferred stock, which would be dilutive to our existing shareholders.

Sources and Uses of Cash
      As of September 30, 2005, we had cash and cash equivalents of $2.5 million, working capital of $108.9 million and long-term debt of $84.1 million principally consisting of term loans under our credit facility. As of September 30, 2005, we had $27.0 million in borrowings under the revolving portion of our credit facility and $29.2 million in letters of credit outstanding thereunder, leaving $28.8 million available for additional borrowings. On June 10, 2005, while in the process of evaluating the extent of the loss for an underground utility construction project (see Note 5 to our condensed consolidated financial statements), we obtained a Second Amendment and Waiver to our credit facility which excluded the anticipated effect of the loss from our debt covenant calculations through July 25, 2005. Based on our further evaluation of the loss, estimated to be $9.0 million, we are currently not required to enter into any further amendment or waiver as our credit facility allows for the exclusion of extraordinary, unusual or non-recurring expenses or losses, as defined, provided that the amounts shall not, in the aggregate exceed $10.0 million for any fiscal year. As of October 24, 2005, borrowings under the revolving portion of our credit facility have decreased to $18.5 million. As of December 31, 2004, we had cash and cash equivalents of $21.2 million, restricted cash of $5.0 million, working capital of $99.0 million and long-term debt of $85.8 million.
      During the nine months ended September 30, 2005, our contract receivables and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings increased 52%. The overall increase was due primarily to growth in our revenues and seasonality of work. A significant portion of the increase was related to one of our largest customers.
      Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million and $11.5 million at December 31, 2004 and September 30, 2005, respectively. Claim amounts are related to a delay in the anticipated start date of one of our electric transmission projects and claims related to permit delays, changes in scope and environmental impacts on a large underground utility construction project. Estimated revenue up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.
      Cash from operating activities from continuing operations. During the nine months ended September 30, 2005, net cash used in operating activities from continuing operations was $37.7 million compared to $0.4 million for the nine months ended September 30, 2004. The principal source of operating cash during the nine months ended September 30, 2005 was payments received from customers for contract services performed. The principal uses of operating cash during the nine months ended September 30, 2005 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during the nine months ended September 30, 2005 used $68.5 million of operating cash flow from continuing operations, while during the nine months ended September 30, 2004 changes in operating assets and liabilities used $27.3 million in operating cash flow from continuing operations. The greater use of cash from changes in operating assets and liabilities from continuing operations for the nine months ended September 30, 2005 included a $79.4 million increase in contracts receivable, including from related parties, and costs and estimated earnings in excess of billings, net, compared to a $33.9 million increase during the nine months ended September 30, 2004 and a $6.0 million increase in deferred revenue for the nine months ended September 30, 2004 versus a $0.8 million increase for the nine months ended September 30, 2005. The increase in contracts receivable and costs and estimated earnings in excess of billings, net, is primarily due to the increase in contract revenues in the current year. Partially offsetting this use of cash is an increase in accounts payable and other current and accrued liabilities of $7.7 million during the nine months ended September 30, 2005 as compared to a decrease of $6.7 million during the nine months ended September 30, 2004.
      Cash from investing activities from continuing operations. During the nine months ended September 30, 2005, net cash used by investing activities from continuing operations was $5.5 million compared to cash used by investing activities from continuing operations of $54.9 million for the nine months ended September 30, 2004. The primary use of cash for the nine months ended September 30, 2005 was for the purchases of equipment of $21.7 million, offset in part, by cash proceeds from the sale of discontinued operations of $7.1 million, proceeds from the sale of equipment of $4.1 million, and the release of $5.0 million from restricted cash. The principal uses of cash during the nine months ended September 30, 2004 were cash payments at closing for the acquisition of Maslonka, net of cash acquired, and purchases of equipment of $17.3 million, offset in part by $8.6 million in cash proceeds from the sale of discontinued operations and $3.3 million proceeds from sales of equipment.

      Cash from financing activities from continuing operations. During the nine months ended September 30, 2005, net cash provided by financing activities from continuing operations was $27.7 million compared to net cash provided by financing activities from continuing operations of $50.6 million for the nine months ended September 30, 2004. The sources of cash from financing activities for the nine months ended September 30, 2005 were $27.0 million of borrowings under our revolving credit facility and proceeds of $1.4 million from the exercise of stock options and employee stock purchase plan, offset by repayments of long-term debt and capital leases of $0.7 million. The primary source of cash from financing activities for the nine months ended September 30, 2004 were $128.1 million of proceeds from the issuance of our common stock, $100.8 million of which was from our IPO and the remainder was from issuances to principal shareholders and certain members of management in conjunction with the acquisition of Maslonka. A portion of the IPO proceeds were used to repay $50.2 million of our long-term debt and the $30.0 million principal amount of our subordinated note with Exelon.
      During the nine months ended September 30, 2005, net cash transferred from discontinued operations was $0.6 million compared to cash transferred to discontinued operations of ($0.5) million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, cash used by operating activities from discontinued operations was $0.4 million and cash used in investing activities from discontinued operations was $0.2 million. The investing activities related to purchases of equipment.
Contractual Obligations and Other Commitments
      As of September 30, 2005, our future contractual obligations, including payments under capital leases, were as follows (in thousands):

	Payments due by Period

Long-Term Debt and Interest Payments	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Senior credit facility	$214	$853	$853	$853	$853	$80,405	$84,031
Bank notes	28	41	—	—	—	—	69
Projected interest payments on long-term debt(1)	1,138	4,956	5,603	5,545	5,488	4,078	26,808

Total	$1,380	$5,850	$6,456	$6,398	$6,341	$84,483	$110,908

	Payments due by Period

Other Contractual Obligations(2)	2005	2006	2007	2008	2009	Thereafter	Total

Contingent earnout(3)	$—	$8,493	$—	$—	$—	$—	$8,493
Other long-term liabilities:
Non-vested options exercised	23	355	21	—	—	549	948
Other	—	3,051	54	54	54	143	3,356

Total	$23	$11,899	$75	$54	$54	$692	$12,797

(1)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of September 30, 2005. The interest rates on variable rate debt are subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts projected above.

(2)	Trade accounts payable are not included in Contractual Obligations.

(3)	See discussion below in “Contingent Earnout Payments.”

	Amount of Commitment Expiration per Period

Other Commercial Commitments	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Operating leases	$4,804	$13,518	$11,247	$7,133	$2,968	$709	$40,379

Contingent Earnout Payments
      We have an obligation to pay an “earnout” pursuant to a Stock Purchase Agreement, dated as of November 15, 2000, among InfraSource Incorporated, Blair Park Services, Inc., Sunesys, Inc. and the shareholders named therein. As of September 30, 2005, a $5.2 million liability was included in other liabilities — related parties in our condensed consolidated financial statements. This amount will increase if these businesses continue to perform successfully in 2005. The earnout is payable in the first quarter of 2006.
      Pursuant to the terms of the Maslonka acquisition agreement, a portion of the consideration was subject to a holdback provision. Under the terms of the holdback, we withheld $6.6 million in cash and 957,549 shares of the common stock we issued to the sellers. We finalized the working capital adjustment in July 2005 and released $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the agreement. The balance of the holdback is expected to be released in January 2006. We paid accrued interest on the cash portion of the holdback amount released to the sellers. The sellers are entitled to exercise voting rights with respect to the shares of common stock subject to the holdback provision. As of September 30, 2005, based upon our current assessment of the achievement of specified targets, we have accrued $3.3 million in other liabilities — related parties in our condensed consolidated financial statements.

Related Party Transactions
      As of September 30, 2005, we had $5.2 million due to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001.
      As of September 30, 2005, we have $4.2 million due to the Maslonka shareholders, including Martin Maslonka, an employee and holder of more than 5% of our common stock, accrued in other liabilities — related parties on our condensed consolidated balance sheet. Of this amount, $3.3 million is holdback consideration from our acquisition of Maslonka (see Note 3 to our condensed consolidated financial statements). The remaining net balance relates to payments and collections we made on the shareholders’ behalf which require cash settlement. On August 11, 2005 we also granted the Maslonka shareholders, who are also our employees, 167,556 shares of restricted stock (41,889 of which were granted to Martin Maslonka) valued at $2.2 million, of which 25% vest in January of 2006 and the remainder vest four years from the date of grant. For the three and nine months ended September 30, 2005, the Company recorded a charge of $0.3 million to selling, general and administrative expenses in the condensed consolidated statement of operations.
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
      We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. The lease for this space was to run through October 2005, subject to a 6 year renewal option. The terms of the lease provided for an increase in rental payments equal to the increase in the Consumer Price Index. In October, 2005 we renewed the lease for three years and our annual payments under this agreement are approximately $0.1 million.
      We also lease ducts in two river bores under the Delaware River from Coleman Properties. Our lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Our annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
      We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through September 2006 and May 2007. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

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
      As permitted by SFAS No. 123, we currently account for share-based compensation to employees using the intrinsic value method of APB Opinion No. 25 and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the pro forma disclosure in Note 9 to our condensed consolidated financial statements. Accordingly, the adoption of the fair value method of SFAS No. 123R will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. We have not yet completed the analysis of the ultimate impact that SFAS No. 123R will have on our results of operations. We plan to adopt SFAS No. 123R using the prospective method.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 beginning January 1, 2006. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risks including those related to potential adverse changes in interest rates and fuel prices as discussed below. We have not historically used derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.
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
      As of September 30, 2005, our $84.0 million term loan facility was subject to floating interest rates. On October 10, 2003, we entered into an interest rate swap on a $70.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. Effective October 11, 2005, the notional amount of the interest rate swap decreased to $30.0 million. We also purchased a 4.00% interest rate cap that matures October 10, 2006 on $20.0 million of notional amount. Effective October 11, 2005, the notional amount of the interest rate cap increased to $40.0 million. As of September 30, 2005, we had $14.0 million of our term loans subject to some floating rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.1 million. As of September 30, 2005, we had $27.0 million in borrowings under the revolving portion of our credit facility.
      Gasoline and Diesel Fuel. We have market risk for changes in the price of gasoline and diesel fuel. To the extent we cannot mitigate increases in fuel prices through surcharges and other contract provisions with our customers, our operating income will be affected. As of September 30, 2005 we did not have any fuel hedges in place.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective, in all material respects, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting
      No change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
      In January 2004, a judgment was entered against us in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. We had $3.8 million accrued on our condensed consolidated balance sheet as of December 31, 2004 for this judgment. The judgment upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated.
      On March 22, 2005, the Court of Appeals of Georgia issued an opinion reversing the $3.8 million judgment against us. On April 25, 2005, the plaintiff filed a petition requesting the Supreme Court of Georgia to review and reverse the opinion of the Court of Appeals.
      Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the nine months ended September 30, 2005, $3.8 million of income is included in other income (expense), net and $0.5 million is included as a reduction in interest expense.
      On September 19, 2005, the Supreme Court of Georgia denied the petition for certiorari filed by the plaintiff.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
      None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
      None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.

Item 5.	OTHER INFORMATION.
      None.

Item 6.	EXHIBITS

3.1		Form of Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3	.1.1	Form of Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3.2		Form of Amended and Restated Bylaws of InfraSource Services, Inc.(1)
3.3		Specimen of stock certificate.(1)
4.1		Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a the Dearborn Holdings Corporation) and its Security Holders party thereto.(2)

4.2	Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/ GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(1)
31.1	Rule 13a-14(a)/ Rule 15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/ Rule 15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 3 (Registration No. 333-112375) filed with the Commission on April 29, 2004.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375) filed with the Commission on January 30, 2004.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)

By:	/s/ TERENCE R. MONTGOMERY

Terence R. Montgomery
Chief Financial Officer and Senior Vice President
Date: November 4, 2005

EXHIBIT INDEX

31.1	Rule 13a-14(a)/ Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/ Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.