Form 10-K
period 2005-12-31
INFRASOURCE SERVICES INC
filed 2006-03-01
CIK 1276827

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $138,198,366.

The number of shares outstanding of the registrant’s common stock as of February 17, 2006 was 39,813,102.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INFRASOURCE SERVICES, INC.
AND SUBSIDIARIES

Annual Report on Form 10-K for the year ended December 31, 2005

Forward-Looking and Cautionary Statements

In this annual report on Form 10-K, InfraSource Services, Inc. (“InfraSource”) and its wholly owned subsidiaries on a consolidated basis (referred to as “the Company,” “we,” “us,” or “our,”) have made forward-looking statements. Generally, these forward-looking statements can be identified by words like “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon our current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. These statements only reflect our predictions. Except as required by law, we may not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”).

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 Frank Street N.E, Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You can also read and download the various reports we file with the SEC from our website, http://www.infrasourceinc.com. The information on our website is not part of this Form-10K filing.

Our corporate governance guidelines and the charters of the standing committees of our Board of Directors, together with our Code of Business Conduct and Ethics and additional information regarding our corporate governance, are available on our website at www.infrasourceinc.com and will be made available, without charge, in print to any shareholder who requests such documents from Deborah C. Lofton, Senior Vice President, General Counsel & Secretary, InfraSource Services, Inc., 100 West Sixth Street, Suite 300, Media, Pennsylvania 19063.

PART I

Item 1.                        BUSINESS

General

We are one of the largest specialty contractors servicing electric, natural gas and telecommunications infrastructure in the United States based on market share. Our broad range of services includes design, engineering, procurement, construction, testing and maintenance services for electric, natural gas and telecommunications infrastructure.

We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we  are regulated as a public telecommunication utility in Delaware, Maryland, New Jersey and Pennsylvania. We operate in multiple service territories throughout the United States. We do not have significant operations or assets outside the United States.

We provide services to our customers through contracts by our operating subsidiaries. Our contracts, which generally are awarded through competitive bidding, include fixed-price contracts and master service agreements (“MSAs”). Our TS segment enters into indefeasible right of use (“IRU”) lease contracts for use of telecommunications fiber in addition to MSAs and fixed price contracts for our infrastructure services.

We are a Delaware corporation formed in May 2003 by our principal stockholders to acquire InfraSource Incorporated and certain of its subsidiaries from Exelon Enterprises Company, LLC (“Exelon Enterprises”). InfraSource Incorporated was originally organized in 1999 and between 1999 and January 2001, InfraSource Incorporated acquired its operating subsidiaries. Our principal stockholders are OCM/GFI Power Opportunities Fund, L.P. which is co-managed by Oaktree Capital Management, LLC (“Oaktree”) and GFI Energy Ventures LLC, and OCM Principal Opportunities Fund II, L.P., which is managed by Oaktree. These stockholders are referred to in this report on Form 10-K as our “principal stockholders.” Our acquisition of InfraSource Incorporated on September 24, 2003 is referred to as the “Merger.” On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. As of the date hereof, our principal stockholders hold approximately 61% of our outstanding common stock.

In November 2005, we acquired EHV Power Corporation (“EHV”), a Canadian company that specializes in splicing of underground high voltage electric transmission cables, which represents our only non-U.S. operations. Revenue from EHV customers represented less than 1% of our revenue in 2005 and is expected to represent less than 2% of our revenue in 2006. Our EHV assets are minimal. EHV is part of our ICS segment. Also during 2005, we sold substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”) and all of the stock of Electric Services, Inc. (“ESI”), which were both part of the ICS segment.

During 2004, we acquired Maslonka & Associates, Inc. (“Maslonka”), which we recently re-branded as InfraSource Transmission Services Company (“ITS”), a high-voltage aerial electric transmission line constructor, Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, and EnStructure Corporation’s (“EnStructure”) operating companies: Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, which provide construction services within the utilities and oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States. ITS, Utili-Trax and the EnStructure companies are all part of our ICS segment. During 2004, we completed the sale of our telecommunications craft services business, RJE Telecom, Inc. (“RJE”), which was part of our TS segment.

End Markets Overview

We provide infrastructure services in our ICS segment primarily to the following end markets:

Electric Infrastructure.   We primarily focus on the construction and maintenance of electric transmission infrastructure, high voltage industrial facilities and electric distribution systems. Electric transmission refers to power lines and associated substations through which electricity is transmitted over long distances at high voltages. Electric distribution refers to lower voltage power lines that provide electricity to end users over shorter distances.

Natural Gas Infrastructure.   The services we provide to natural gas customers primarily involve construction and maintenance of natural gas distribution and, to a lesser extent, transmission infrastructure. Natural gas distribution refers to low pressure lines that carry natural gas from higher pressure transmission pipelines to end users. Baseline spending is driven by new residential, commercial and industrial construction and sustained by on-going replacement of aging infrastructure, often mandated by state utilities commissions.

In addition, our TS and ICS segments provide the following infrastructure services:

Telecommunications Infrastructure.   We provide telecommunications infrastructure construction and maintenance services primarily to regional telephone companies and other telecommunications customers. Our TS segment also provides IRU access to dark fiber infrastructure, encompassing design, construction and leasing to third parties’ point-to-point fiber connections.

Our revenue mix by end market for the years ended December 31, 2003, 2004 and 2005 was:

End Market	2003	2004	2005
Electric Transmission	11%	20%	18%
Electric Substation	22%	16%	16%
Utility Distribution and Industrial Electric	23%	19%	20%
Total Electric	56%	55%	54%
Natural Gas	30%	33%	31%
Telecommunications	12%	8%	12%
Other	2%	4%	3%

Approximately 81%, 58% and 40% of our telecommunications end market revenues were from the TS segment for the years ended December 31, 2003, 2004 and 2005, respectively.

For additional financial information about our segments, refer to Notes 18 and 21 to our consolidated financial statements included in Item 8 of this report on Form 10-K.

Significant Projects

Arrowhead to Weston (formerly known as PowerUp Wisconsin).   On December 15, 2003, the Public Service Commission of Wisconsin issued an authorization to proceed with the construction of a 220-mile high-voltage transmission line linking Duluth, Minnesota and Wausau, Wisconsin. To date we have completed the first 12-mile segment and have been awarded work for five additional segments totaling 141 miles. We have begun work on three of these segments totaling 81 miles. We expect the project to continue through June 2008.

Bonneville Power Administration.   In January 2004, Bonneville Power Administration (“BPA”), a division of the U.S. Department of Energy (“DOE”), awarded us a contract to construct the Schultz-Wautoma Transmission Line, a new 63.7 mile 500kV transmission line that is part of the Schultz-Hanford Area project in Washington State. The project is intended to improve reliability of the transmission grid and ensure that the BPA can continue to meet its statutory and contractual obligations to deliver power in the Pacific Northwest. The transmission line was completed and put into service in November 2005.

Path 15.   Path 15 is an 84-mile stretch of electric high-voltage transmission lines in the central valley of California connecting southern and northern California. In May 2003, we were awarded the transmission line portion of the Path 15 project. The project was substantially completed in November 2004, and the transmission line has been placed in service.

Agreements with Exelon Corporation (“Exelon”).   In September 2003, in connection with the Merger, we entered into a volume agreement with Exelon, pursuant to which Exelon committed to provide us with a level of work approximately equivalent to the amount of work which we would have received through 2006 if 2003 work levels remained constant. The actual volume of work received from Exelon has been significantly higher than 2003 levels; therefore, the volume requirements set forth in the volume agreement were satisfied in the fourth quarter of 2005. Despite the fulfillment of that agreement, we anticipate that Exelon will continue to be our largest customer during 2006 based on current contracts and discussions with Exelon.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contracts for which we have received a notice to begin work. In some cases, we are awarded a contract in advance of receiving the notice to begin work and, in such event, we do not classify the work as backlog. Contracts with contingent financing arrangements or those awaiting release of particular permits are not included in backlog. Backlog includes our estimate of work to be performed under MSAs, which often have two-to-three year terms and revenues under lease commitments. Our customers are not contractually committed to specific volumes of services under our MSAs or long-term maintenance contracts, and many of those contracts may be terminated with minimal notice.

Backlog at December 31, 2005 was approximately $894 million, of which approximately $773 million related to our ICS segment and $121 million related to our TS segment. We currently expect to complete approximately $590 million to $610 million of our backlog during 2006. Backlog is not a measure defined in generally accepted accounting principles and our methodology in determining backlog may not be comparable to the methodology used by other companies in determining their backlog. See also “Risk Factors—Our backlog may not be realized or may not result in profits. Our customers often have no obligation to assign work to us and many of our contracts may be terminated on short notice” and the discussion of backlog in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10-K.

Industry Trends

Inadequacy of Current Electric Infrastructure.   The electric utility infrastructure in the United States will require significant spending to remedy historical underinvestment and to respond to increasing electricity demand. Increase in demand for electricity and growth in electric power generation capacity have outpaced the increase in transmission infrastructure expenditures for many years. This relative underinvestment has contributed to the current inadequacy of the electric power grid, leading to increasing congestion and major disruptions. The 2002 National Transmission Grid Study prepared by the DOE, along with studies developed by various industry groups has documented the inadequacies of the existing transmission grid. These inadequacies, as demonstrated by the disruptions caused by the rolling blackouts in California in 2001 and the Midwest/Northeast power outage in 2003, contributed to the passage of the Energy Policy Act of 2005 (“Energy Act”). Transmission reliability and access is a significant area of focus of the Energy Act. In May 2005, a survey of investor-owned transmission companies indicated that their transmission investments from 2004 to 2008 are expected to increase 60% over the previous five years.

Enactment of the Energy Policy Act of 2005 Mandates Transmission Reliability and Encourages Investment.   The Energy Act was enacted on August 8, 2005. The Energy Act provides several measures designed to increase grid reliability and stimulate investment in transmission infrastructure. The Energy Act:

•       repeals the Public Utility Holding Company Act of 1935, which removes significant restrictions on industry investment and could encourage new classes of transmission owners and investors;

•       mandates establishment of Electric Reliability Organization, subject to the Federal Energy Regulatory Commission’s (“FERC”) oversight, to develop and enforce minimum reliability standards;

•       grants FERC backstop authority for siting transmission lines which we expect will help to resolve conflicts over line placement disputes;

•       establishes the DOE authority to coordinate federal permitting for transmission lines which we believe will facilitate new line construction, particularly in the western United States;

•       provides tax incentives for new transmission investments such as shorter depreciable live schedules and tax gain deferrals for transmission asset sales; and

•       promotes diversified, domestic power generation sources such as clean coal, wind and solar power facilities which we believe will require associated investments in transmission and substation infrastructure to connect these facilities.

Increased Outsourcing of Infrastructure Services.   Driven in part by pressures from investors, regulators and consumer advocates, utilities are seeking ways to lower costs and improve efficiencies. Utilities are frequently able to achieve those objectives by outsourcing a range of services to third parties. Specialty contractors can manage their labor force across various projects and multiple customers, often in a more efficient and cost-effective manner than utilities maintaining dedicated full-time labor forces. Furthermore, a shrinking pool of qualified labor may provide additional incentive to shift utility infrastructure services to specialty contractors. According to recent industry research, approximately 50% of the utility labor force is expected to retire by 2010. A separate report noted that “skilled trades,” including line, maintenance and construction trade workers, are viewed as having the highest percentage of retirements over the next five years. As a result, many utilities are increasing their reliance on third-party service providers to perform infrastructure services.

Spending Driven by Environmental Clean Air Regulations.   Increasingly stringent environmental clean air regulations, primarily in the hydrocarbon processing and power generation sector, require renewed compliance efforts. Many electric utilities have announced plans for significant investment in physical plant improvements, retrofits and upgrades to reduce harmful emissions at existing plants. We believe that this work will primarily be performed by third-party infrastructure services companies similar to us and may provide additional opportunities for us, given our relevant experience.

Increasing Demand for High-Bandwidth Communications Infrastructure.   Individuals and businesses continue to seek faster and higher-bandwidth communications infrastructure. We provide fiber to the premises (“FTTP”) build-out services to select telecommunications companies, and through our TS segment we also own proprietary dark fiber networks providing point-to-point connectivity in select markets in the United States.

Business Strategy

Capitalize on Favorable Industry Trends in Utility Infrastructure Markets.   We believe we are well positioned to capitalize on increased spending on utility infrastructure and increased outsourcing by customers in our end markets. In particular, we believe that the Energy Act could lead to increasing focus on and investment in electric power transmission infrastructure and that our experience in executing complex large-scale electric transmission projects will enable us to take advantage of opportunities in this market.

Increase Our Market Share.   We intend to leverage our competitive strengths to increase our market share by:

•       gaining a greater share of our existing customers’ spending for outsourced services that we currently provide to them;

•       expanding cross-selling of additional services to our existing customers;

•       obtaining business from new customers in the territories we currently serve; and

•       introducing services to new and existing customers in regions we do not currently serve.

Focus on Specialized Services that Generate Higher Margins.   We intend to continue to increase our focus on technically complex projects where the specialized capabilities of our highly skilled personnel differentiates us from many of our competitors. For example, turnkey substation services and high voltage transmission systems are among our core competencies. Our expertise in these areas enables us to generate attractive margins while providing high quality and cost effective services for our customers. In addition, we intend to expand our telecommunications services to other cities and acquire dark fiber assets for this purpose where available. We also intend to continue exiting or renegotiating certain contracts in the natural gas industry that do not meet our profitability standards.

Capitalize on Complementary Capabilities of our Operating Units.   In our ICS segment, we actively seek contract opportunities that allow us to utilize the skills, labor or equipment of our individual operating companies rather than outsource work to non-affiliate contractors. For example, our subsidiary M.J. Electric, Inc. is utilizing employees from our ITS subsidiary to assist in foundation work for an electric utility contract and we are utilizing our Dashiell subsidiary to assist in substation engineering and construction work for ITS and M.J. Electric, Inc.

Expand our Dark Fiber Network.   We intend to significantly expand our dark fiber network through organic expansion into additional regions of the country, and also through acquisition of fiber assets and businesses which are similar to ours. We recently signed leases in two new states and have targeted several other areas for expansion during 2006 and 2007. More than half of our budgeted capital spending for 2006 is targeted at new dark fiber network construction.

Pursue Strategic Acquisitions.   Although we do not consider acquisitions fundamental to the achievement of our objectives, we intend to evaluate and pursue acquisition opportunities to bolster our presence in select regional markets or to broaden and enhance our service offerings. For example, our acquisition of ITS in January 2004 and EHV in November 2005 expanded our capabilities to perform large, high-voltage transmission projects and cross-sell other services across a larger territory. Future acquisitions may, among other things, focus on expanding our presence in our ICS segment and acquiring additional dark fiber assets in our TS segment in targeted metropolitan areas.

Services

Our comprehensive range of services include the design, engineering, procurement, construction, maintenance and repair of utility infrastructure. We also provide ancillary field services such as project management, permitting, materials management, work scheduling and customer interface management, and lease point-to-point telecommunications infrastructure in select markets through our TS segment.

The following is an overview of the infrastructure we target for the services we provide:

•       high-voltage electric power transmission lines;

•       high-voltage electric power substations;

•       lower-voltage electric power distribution lines;

•       electrical wiring and instrumentation inside power generation and other heavy industrial plants (including work for environmental control systems for clean air compliance);

•       natural gas distribution lines;

•       natural gas transmission infrastructure (including pumping stations);

•       joint-trench operations (co-locating electric power, natural gas, telecommunications, cable and/or other utilities); and

•       telecommunications duct and cable, including FTTP.

Marketing and Customers

Most of our marketing is conducted regionally, and our sales and marketing efforts are primarily the responsibility of the management of our operating subsidiaries. In addition, our centralized business development group coordinates, promotes and markets our services for prospective large national accounts and projects that require services from multiple operating subsidiaries. For example, we have had success in the past in selling our natural gas distribution services to existing long-term electric power customers. We plan to expand cross-selling complementary offerings within our broad range of services.

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

Our top ten customers accounted for approximately 46% and 45% of our aggregate revenues during the years ended December 31, 2004 and 2005, respectively, which includes work done for those customers as a subcontractor through others. Sales to Exelon accounted for 17% and 18% of our revenues for the years ended December 31, 2004 and 2005, respectively.

The TS segment had one customer that provided approximately 23% and 26% of its revenues for the years ended December 31, 2004 and 2005, respectively.

Seasonality and Cyclicality

Our results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, our ICS business segment typically experiences lower gross and operating margins in the first quarter. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new MSAs. Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring and summer when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we generally convert working capital assets to cash during the winter months.

Additionally, our industry can be highly cyclical as evidenced by the historical declines in spending in the telecommunications and independent power producers’ generation sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisitions and assimilation costs and regional economic conditions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Our TS segment is not significantly affected by seasonality.

Competition

The end markets in which both of our segments operate are highly fragmented and competitive. In most cases, we are bidding against numerous competitors for contract and project awards. Many of our competitors are small, owner-operated companies that typically operate in a limited geographic area. Several of our competitors, particularly for large projects that require considerable resources in our ICS segment, are large regional or national companies focused on providing services to larger utilities. Our competition, in some cases, includes our utility customers that may choose to perform their own infrastructure work. In the future, competition may be encountered from new market entrants.

Competitive factors in the end markets in which we operate include:

•       price;

•       history of project execution (e.g., safety record, cost control, timing and experience);

•       reputation and relationships with customers;

•       geographic presence and breadth of service offerings;

•       the availability of qualified and/or licensed personnel;

•       potential new market entrants in our TS segment; and

•       financial strength and the ability to obtain surety bonding.

To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could significantly reduce our revenues, margins and cash flow. For example, the petrochemical industry has reduced capital spending due to natural gas price increases, which in turn has caused reduced revenues and gross margins for us.

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

•       our reputation for delivering projects on time, on budget and to customer specifications;

•       our better than industry average safety record, which we believe provides us with a competitive advantage in bidding for many projects;

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

Types of Contracts

Under fixed-price contracts, we agree to perform the contract for a fixed-price on an agreed upon scope and schedule. We often recover any cost overruns up to the approved contract price, although we are not always able to do so. For example, during the year ended December 31, 2005, we recorded a $10.1 million loss, after giving effect to assumed claims collections, on one of our fixed-price underground utility construction projects. The loss resulted from lower than expected productivity, high material costs, and unforeseen delays. A unit-price contract is essentially a fixed-price contract with the only variable being the number of units of work performed. In our transmission and distribution contracts, units are generally measured by distance of infrastructure installed. We must estimate the costs of completing a particular project to bid for fixed-price and unit-price contracts. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Our project-based work tends to be fixed-price.

We provide services under blanket MSAs on a project-by-project basis. MSAs are typically two- to three-years in duration. Under our blanket MSAs, our customers generally agree to use us to provide certain services in a specified geographic region. However, most of our contracts, including MSAs, may be terminated by our customers or by us on short notice, typically 30 to 90 days, sometimes less. Further, although our customers assign work to us under the MSAs, our customers often have no obligation to assign work to us and are not required to use us exclusively, in some cases subject to our right of first refusal. In addition, many of our contracts, including our MSAs, are opened to public bid at the expiration of their terms and generally attract numerous bidders. Work performed under MSAs is typically billed on a unit-price or time-and-materials basis.

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

Materials and Independent Contractors

Our clients supply the majority of the materials and supplies necessary to carry out our contracted work. However, from time to time, we obtain materials and supplies for our own account from independent third-party providers. We do not manufacture any significant amount of materials or supplies for resale. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. The recent increase in demand for transmission services has strained production resources, creating significant lead-time for obtaining transmission towers and poles. Our electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate amount of materials and supplies other than transmission towers and poles.

We use subcontractors to perform portions of our contracts and to manage workflow. These independent contractors often are sole proprietorships or small business entities. Independent contractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. Our contracts with our subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us and to hold our subcontractors liable for their portion of the work. We generally require surety bonding from our subcontractors on projects for which we supply surety bonds to our customers.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes and wire pullers and tensioners. Our fleet and equipment comprise approximately 9,000 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for present operations.

Training, Quality Assurance and Safety

Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. We are committed to a policy of operating safely and prudently. We require that employees complete the prescribed training program of the operating subsidiary for which they work in addition to those required by the National Electrical Contractors Association, or (“NECA”), the International Brotherhood of Electrical Workers, or (“IBEW”), and Office of Pipeline Safety Operator Qualification prior to performing more sophisticated and technical jobs. For example, all journeyman linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating subsidiary requires additional training, depending upon the sophistication and technical requirements of each particular job. In addition, certain of our employees maintain Department of Transportation Commercial Drivers Licenses and Operator Qualifications as required by their job functions. The Occupational Safety and Health Administration’s (“OSHA”) recordable rate of most of our operating subsidiaries has historically been less than the industry rate. However, the OSHA recordable rate of one of our subsidiaries has historically been higher than the industry average. As is common in our industry, we regularly have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.

Risk Management and Insurance

We are committed to ensuring that our employees perform their work safely. We regularly communicate with our employees to promote safety and to instill safe work habits.

We have agreements to insure us for workers’ compensation and employer’s liability, auto liability and general liability, subject to deductibles of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. Because of these deductibles and the rising cost of insurance, we have a direct incentive to minimize claims. The nature and frequency of employee claims directly affect our operating performance. Because of the physical and sometimes dangerous nature of our business, we maintain substantial loss reserves for workers’ compensation claims. The reserves are based upon known facts and historical trends and management believes such accruals to be adequate. In addition, many of our customer contracts require us to maintain specific insurance coverage. Our insurers require us to maintain letters of credit to cover our deductible payment obligations, and the required support level increased in 2005. As of January 1, 2004, we replaced our $0.1 million deductible non-union health care benefit program with a fully indemnified program; however, as of January 1, 2006 we have reverted back to a self-insured program.

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

•       telecommunications certification, reporting and contribution requirements; and

•       special bidding and procurement requirements on government projects.

Many state and local regulations governing electrical construction require permits and licenses to be held by individuals who have passed an examination or met other requirements.

Environmental Matters

We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Such laws and regulations can apply not only to our owned and leased sites but also to properties where we are performing services. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, properties where we have performed services, in some cases, or properties to which substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations, adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. In addition, we could be held liable for significant penalties and damages under environmental laws and could also be subject to a revocation of licenses or permits, which could materially and adversely affect our business and results of operations.

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

Performance Bonds and Letters of Credit

Historically, approximately 10% to 20% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. In September 2003, we entered into a new bonding program, which we believe should be sufficient for normal operations. We will continue to seek additional unsecured bonding capacity at acceptable terms to position ourselves for business opportunities that may arise in amounts greater than covered by our current program.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. Customers may require us to post letters of credit to guarantee performance under certain of our contracts. We had $32.3 million in letters of credit outstanding as of December 31, 2005 under our credit facility, primarily to secure obligations under our casualty insurance program.

Employees

At December 31, 2005 we employed approximately 3,920 persons, of whom approximately 50% were unionized.

Our number of employees, particularly the number of general laborers, fluctuates depending upon the number and size of the projects and contracts undertaken by us at a particular time. For example, in 2005, our number of employees ranged from approximately 3,900 to 4,800. We have contracts with numerous unions, including the NECA and the IBEW, among others. We believe that our relationships with our employees and union representatives are good.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is currently a shortage of engineers and linemen capable of working on and supervising the construction of high-voltage lines and substations. This shortage can be exacerbated during periods of storm restoration work. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm response work. The supply of experienced engineers, linemen and supervisors may not be sufficient to meet current or expected demand. Further, we may not be able to allocate or hire sufficient project managers for new electric power transmission projects. As a result, we may not be able to pursue certain projects and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently and support our business strategy.

Item 1A.                RISK FACTORS

Our business involves numerous risks, many of which are beyond our control. The following is a description of those risks and their potential impact on our business. For additional information about factors that may affect our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our ability to obtain new contracts and the timing of the award and performance of any such contracts may result in unpredictable fluctuations in our cash flow and profitability.

A substantial portion of our revenues is derived from project-based work. It is generally very difficult to predict whether and when we will be awarded contracts for significant projects, resulting in unpredictability in our cash flow and profitability. We expect to have a higher percentage of revenues from large-scale projects going forward, further exacerbating the unpredictability of our operating results. For example, the Path 15 project, which was an approximately $90.0 million contract, was substantially completed in 2004. We do not currently have any other comparably large contract awards, and there can be no assurance that we will be awarded contracts for other similar projects to replace the revenues and profits that were generated from the Path 15 contract. In certain circumstances, customers require us to provide credit enhancements, including surety bonds, letters of credit and, in rare instances, cash collateral, which we may be unable to satisfactorily obtain or provide, placing us at a competitive disadvantage compared to providers with more liquidity. In addition, to the extent such credit enhancements are provided, our liquidity could be significantly reduced, which may negatively impact our ability to secure additional contracts.

Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts.

Demand for our services is cyclical and vulnerable to downturns in the industries we serve, which may result in extended periods of low demand for our services.

The demand for infrastructure services in the industries we serve has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. A number of other factors, including financial conditions in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. For example, we have experienced reductions in our revenues from independent power producers since 2003, which reflect the significant decline in construction activity and new construction awards for power generation projects. The demand for our services to natural gas distribution customers is affected by the level of industrial, commercial and residential construction in the geographic areas we serve. In addition, our petrochemical customers’ demand has recently been restrained by the impact of high natural gas prices. We are also dependent on the amount of infrastructure services that our customers outsource. During downturns in the economy, our customers may determine to outsource fewer projects resulting in decreased demand for our services. In addition, the historical trend toward outsourcing of infrastructure services may not continue as we expect. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could decrease our revenues, margins, profits and cash flows.

Our participation in fixed-price contracts could result in contract losses, which could reduce our profitability.

We currently generate, and expect to continue to generate, the majority of our revenues under fixed-price contracts. Under fixed-price contracts, we agree to perform the entire project for a fixed price on an agreed upon schedule. We may be unable to recover any cost overruns above the approved contract price. For example in the past, we have experienced delays and additional costs from severe weather conditions and the required replacement of third-party defective materials, which we were unable to recover. Also, during the year ended December 31, 2005, we recorded a $10.1 million loss, after giving effect to assumed claims collections, on one of our fixed-price underground utility construction projects. The loss resulted from lower than expected productivity, higher materials costs and unforeseen delays. These and other factors, such as increased fuel and labor costs, could adversely affect our profitability on fixed price contracts. The claims resolution process is often lengthy, can require legal action to conclude and the ultimate amount to be collected is difficult to estimate. Our actual revenue and profit for any particular project will usually differ from those we originally estimated and could result in reduced profitability or losses on the project. Depending on the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year. Our acquisition of ITS has resulted in an increase in the proportion of our fixed-price contracts, as most of ITS’s business is performed on a fixed-price basis. We expect that industry trends will also increase the proportion of our fixed-price contracts.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, all of which are included elsewhere in this report on Form 10-K, a significant portion of our revenues are recognized on a percentage-of-completion method of accounting, using primarily the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on our fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Estimated contract losses for the full term of the contract are recognized when determined, regardless of where we are in the contract cycle, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. For example, we recognized a loss of $8.5 million during the second quarter of 2005 which had increased to $10.1 million, after giving effect to assumed claims collections, as of December 31, 2005 for a project that began in January 2005 and was substantially completed in November 2005. For any estimated contract loss, the actual final loss is generally based on the amount of claims we submit to, and successfully collect from the customer. Therefore, our ultimate loss may exceed our estimates. We record revenue up to costs incurred on claims and unapproved change orders when we believe recovery is probable and the amounts can be reasonably estimated. Profit related to those costs is recorded in the period such amounts are agreed to with the customer. The timing and amount of actual collection of claims and unapproved change orders could differ from estimates, could take longer than anticipated and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which is generally during the latter stages of the contract. As of December 31, 2005, we had $12.4 million of unrecovered contract claims booked on our balance sheet under “Costs and estimated earnings in excess of billings”. Claims settlements less than the $12.4 million balance would result in a reduction of our profits.

We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenues.

Our top ten customers accounted for approximately 46% and 45% of our revenues for the years ended December 31, 2004 and 2005, respectively, which includes work performed for those customers as a subcontractor through others. Revenues from Exelon accounted for 17% and 18% of our revenues for the years ended December 31, 2004 and 2005, respectively. In September 2003, we entered into a volume agreement with Exelon, pursuant to which Exelon committed to provide us with a level of work roughly equivalent to the amount of work which we would have received through 2006 if 2003 work levels remained constant. The actual volume of work received from Exelon under the volume agreement has been significantly higher than 2003 levels; therefore, the volume requirements set forth in the volume agreement were satisfied in the fourth quarter of 2005. We may be unable to sustain our volume of business with Exelon without the benefit of the volume agreement. If we lose significant customers and are not able to replace them, we could sustain decreased revenues, margins and profits.

Our inability to hire or retain key personnel could disrupt our business.

We depend on the continued efforts of our executive officers and other members of our senior management, including management at each of our subsidiaries. We cannot be certain that any individual will continue in such capacity for any particular period of time. Industry-wide competition for managerial talent has increased and the loss of one or more of our key employees could have an adverse effect on our business. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We generally do not carry key-person life insurance on our employees.

Skilled labor shortages and increased labor costs could negatively affect our ability to compete for new projects.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is a shortage of engineers and linemen capable of working on and supervising the construction of high-voltage lines and substations. This shortage can be exacerbated during periods of storm restoration work. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm response work. The supply of experienced engineers, linemen and supervisors may not be sufficient to meet current or expected demand. Further, we may not be able to allocate or hire sufficient project managers for new electric power transmission projects. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements as well as the aging utility workforce further depletes the pool of skilled labor available to us, even if we are not awarded such projects. As a result, we have recently declined to bid on certain substation projects that we could not staff adequately with experienced engineers, and in the future we may not be able to maintain an adequate skilled labor force necessary to operate efficiently or to pursue new projects we consider attractive.

The Energy Act may fail to spur the anticipated increased investment in electric infrastructure, which could slow our growth.

Implementation of the Energy Act is still subject to considerable fiscal and regulatory uncertainty. Many of the regulations implementing the components of the bill have not been promulgated and many others have only recently been finalized, and the effect of these regulations, once implemented, is uncertain. As a result, the legislation may not increase spending on electric power transmission infrastructure in a manner that will increase demand for our services. In addition, the timing of any new infrastructure investments remains uncertain. Continued uncertainty regarding the implementation of the Energy Act may result in slower growth in demand for our services.

Seasonal and other variations, including severe weather conditions, may cause significant fluctuations in our cash flows and profitability, which may cause the market price of our common stock to fall in certain periods.

A significant portion of our business is performed outdoors, subjecting our results of operations to seasonal variations. Less work is performed by us in the winter months, and work is hindered during other inclement weather events. Our profitability often decreases during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. Our working capital needs are influenced by the seasonality of our business. Generally, we experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months. In addition, during periods of peak electricity demand, utilities generally are unable to remove their electric power transmission and distribution equipment from service, decreasing the demand for our maintenance services during these periods. Significant disruptions in our ability to perform services because of these factors could have a material adverse effect on our cash flows and results of operations.

Our backlog may not be realized or may not result in profits. Our customers often have no obligation to assign work to us and many of our contracts may be terminated on short notice.

Our backlog may not be realized as revenue or, if realized, may not result in profits. Backlog is often difficult to determine with certainty. In addition, the backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue we expected. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. We cannot assure you as to our customers’ requirements or our estimates.

Certain of our customers assign work to us under MSAs. Under these arrangements, our customers generally have no obligation to assign work to us. Most of our contracts, including our MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, sometimes less, or may be negatively impacted by the utilities’ inability to recover their costs in the rates they are authorized to charge their customers. Moreover, our reported backlog includes estimated work to be performed under these agreements. Our backlog may not be realized as revenues if these contracts are cancelled. In addition, many of our contracts, including our MSAs, are open to competitive bidding at the expiration of their terms. As a result, we have been displaced on contracts by competitors from time to time. Our revenues could materially decline if our customers do not assign work to us or if they cancel a significant number of contracts and we cannot replace them with similar contracts.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of these schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and these amounts could exceed expected project profit margins. Many of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to two years. We may encounter difficulties in engineering, equipment and material delivery, schedule changes, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. For example, the recent increase in demand for transmission services has strained production resources, creating significant lead-time for obtaining transmission towers and poles. As a result, our electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local public opposition against the siting of transmission lines or other facilities, which may include injunctive actions as well as public protests. For example, the construction of the Arrowhead to Weston transmission line project between Minnesota and Wisconsin was delayed for several years due to such factors, and some delays in this project continue to occur.

Delays and additional costs may be substantial and, in some cases, we may be required to compensate the project customer for these delays. We may not be able to recover all of these costs. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or our relationships with customers, making it more difficult for us to secure new contracts.

In addition, our project contracts may require that our customers or other parties provide us with design or engineering information or with equipment or materials to be used on a project. In some cases, we may be provided with deficient design or engineering information or equipment or provided with information or equipment later than required by the project schedule. Our customers may also determine, after commencement of the project, to change various elements of the project. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit that were recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial.

Provisions of our credit facility restrict our business operations and may restrict our access to sufficient funding, including letters of credit, to finance desired growth.

We have a credit facility with a group of financial institutions secured by substantially all of our assets. The credit facility contains customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to achieve certain financial ratios as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” These restrictions and covenants may limit our ability to respond to changing business and economic conditions and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our credit facility also restrict our ability to incur indebtedness, subject to certain exceptions, including domestic intercompany indebtedness, guarantee obligations incurred in the ordinary course of business, up to $20.0 million of secured indebtedness incurred to acquire fixed or capital assets, indebtedness with respect to performance bonds, letters of credit and similar obligations incurred in the ordinary course of business, and up to $40.0 million of additional indebtedness. We had $52.7 million of availability under the revolving credit portion of our credit facility as of December 31, 2005 (after giving effect to $32.3 million of outstanding letters of credit under the credit facility at that date). In the future, we may require substantial additional working capital to fund our growth. However, there is no assurance that we will be able expand availability under our credit agreement or obtain other sources of liquidity in a timely manner, at favorable cost or at all.

Our business frequently requires us to post letters of credit, which reduces availability under the revolving credit portion of our credit facility. If we are required to post letters of credit in excess of the $68.0 million sublimit in effect as of December 31, 2005 under our credit facility, we would be required either to increase this sublimit or cash collateralize the letters of credit. We cannot assure you that we would be able to increase the sublimit under our credit facility or that we would have sufficient cash to obtain the required letters of credit.

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

On June 10, 2005, while in the process of evaluating the extent of the loss for an underground utility construction project, we obtained a Second Amendment and Waiver to our credit facility which excluded the effect of the anticipated loss in certain of our representations and warranties and waived any misrepresentation in our financial statements and covenant compliance certificates through July 25, 2005 to the extent resulting therefrom. Based on our further evaluation of the loss, estimated to be $10.1 million, after giving effect to assumed claims collection, we are currently not required to enter into any further amendment or waiver of our credit facility with respect to such loss.

We are subject to acquisition risks. If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit.

One of our business strategies is to pursue strategic acquisitions. We completed several acquisitions during 2004 and 2005 and continue to consider strategic acquisitions now and plan to in the future, some of which may be larger than those previously completed and could be material acquisitions. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. In addition, our operating subsidiaries have generally maintained their own procedures and operating systems, which make it more difficult for us to evaluate and integrate their systems and controls on a reliable company-wide basis. If we fail to implement proper overall business controls for companies we acquire or fail to successfully integrate these acquired companies in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions and that such acquisitions may not be successfully completed. In these events, we may incur substantial costs without any corresponding benefit. For example, during 2005 we incurred a $1.6 million charge related to due diligence costs for an acquisition that we chose not to complete. Other risks inherent in our acquisition strategy include diversion of management’s attention and resources, failure to retain key personnel and risks associated with unanticipated events or liabilities. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take writedowns of intangible assets, including goodwill, which could be significant.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We cannot assure you that our system of internal controls will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, our financial reporting may be inaccurate. If reporting errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC. These results could adversely affect our financial results or the market price of our common stock.

We are evaluating the implementation of a company-wide Enterprise Resource Planning system which could disrupt our day-to-day operations temporarily.

We are evaluating the implementation of a company-wide information technology system or Enterprise Resource Planning (“ERP”) system. The ERP system is intended to replace disparate individual information systems at our operating subsidiaries for functions such as accounting and finance, human resources and customer relationships with a common, uniform information system. Development and implementation of an ERP system would require substantial financial and personnel resources. While the ERP system is intended to improve and enhance our information systems, large scale implementation of new information systems across all of our operating companies exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. In addition, if we fail to implement the ERP system we will have to continue to rely on the disparate information systems at our operating subsidiaries.

A significant portion of our business depends on our ability to obtain surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. We are required to post letters of credit to support our surety bond program. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our annual volume of business, including a number of our fixed-price contracts, has required bonds. These percentages may increase depending on our mix of contracts. Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety provider to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety provider were to limit or eliminate our access to bonding, our alternatives include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to provide these alternatives in a timely manner, on acceptable terms or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Higher fuel prices and material costs may increase our cost of doing business, and we may not be able to pass those added costs to our customers.

Our spending on fuel has increased significantly over the last 12 months. Under our fixed-price contracts, we are limited in our ability to pass these higher fuel costs to our customers. In addition, even if we are able to incorporate the higher cost of fuel and materials into new project contracts, higher overall project costs may depress the market for large-scale infrastructure projects. Therefore, higher fuel and material costs may directly or indirectly negatively impact our financial condition and results of operations.

We are subject to the risks associated with being a government contractor.

We are a provider of services to government agencies, primarily the DOE’s federal power marketing agencies, such as the BPA. Therefore, we are exposed to the risks associated with government contracting. For example, a reduction in spending by government agencies could limit the continued funding of existing contracts with these agencies and could limit our ability to obtain additional contracts, which could result in lower revenues from these customers. The risks of government contracting also include the risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of our performance on high profile sites. In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements or government regulations and statutes could result in our being suspended or barred from future government contract projects for a significant period of time.

In addition, government customers typically can terminate or modify their contracts with us at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates a contract or fails to renew or extend a contract, our backlog or revenue may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. A termination due to our unsatisfactory performance could expose us to liability and adversely affect our ability to compete for future contracts and orders. In cases where we are a subcontractor, the prime contract could be terminated, regardless of the quality of our services as a subcontractor or our relationship with the relevant government agency. Our government customers can also reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.

Hazards experienced as a result of our activities include electrocutions, fires, natural gas explosions, mechanical failure, transportation accidents and damage to equipment we work on. These hazards can cause and have caused personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, including blackouts, and may result in suspension of operations, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to multiple workers’ compensation and personal injury claims resulting from such hazards or other workplace accidents. We maintain substantial loss accruals for workers’ compensation claims. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures. In addition, for a variety of reasons such as increases in claims, a weak economy, projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. We may not be able to maintain adequate insurance at reasonable rates or meet collateral requirements. Further, regulatory changes implemented by OSHA could impose additional costs on us. Our safety record is an important consideration for our customers. If serious accidents or fatalities occur or our safety record were to deteriorate, we may be ineligible to bid on certain projects and could be terminated from existing projects. In addition, our reputation and our prospects for future projects could be negatively affected. The OSHA recordable rate of one of our transmission construction subsidiaries has historically been higher than the industry average. If we cannot improve on this subsidiary’s safety record, we may not be able to bid successfully on future projects. As is common in our industry, we regularly have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.

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

We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, or ERISA, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not have information on the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, or the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans.

If Congress or the FCC changes the law or regulations that provide subsidies for telecommunications services to schools, libraries and certain health-care facilities, demand for some of our telecommunications services could decrease substantially. Furthermore, additional regulation of our telecommunications services could reduce the profitability of those services.

Many of our telecommunications customers benefit from the Universal Service ‘‘E-rate’’ program, which was established by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company, or USAC, under the oversight of the Federal Communications Commission, or FCC. To remain eligible to provide services under this program in any state, we must maintain our telecommunications authorizations in that state. Under the E-rate program, schools, libraries and certain health-care facilities may receive subsidies for certain approved telecommunications services, internet access, and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. If such a bill were passed, or if the FCC or USAC were to further limit E-rate subsidies, it could result in a decrease in the demand for our telecommunications infrastructure services by certain customers.

The telecommunications services that we provide are subject to regulation by the FCC to the extent that they are interstate telecommunications services and, when wholly within a particular state, are subject to regulation by such state. We currently contribute to state, but not federal, universal service funds for the majority of our telecommunications services. Changes in federal or state regulations could reduce the profitability of our telecommunications business. We could also be subject to fines if the FCC or a state regulatory agency were to determine that any of our activities or positions violated its regulations.

Newly adopted accounting regulations require us to expense stock options, which could cause our stock price to decline.

The Financial Accounting Standards Board (“FASB”) recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we used during 2005. Generally, these new regulations require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. The effective date for this change for us was as of January 1, 2006. Previously, we only disclosed such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with GAAP. Accordingly, in any reporting period in which we are required to recognize an expense for share-based compensation, our earnings will be lower than if no expense had been taken. Our stock price could decline in response to any perceived decline in our reported earnings.

Our principal stockholders may exercise control over the Company.

As of the date hereof, our principal stockholders own approximately 61% of our common stock. We have filed, concurrently with the filing of this annual report on Form 10-K, a registration statement relating to a proposed offering by our principal and other stockholders of up to 13,000,000 shares of our common stock. If this proposed offering is completed and our principal stockholders sell all shares of our common stock offered thereby, then our principal stockholders would continue to own approximately 28.6% of our common stock (or 23.7% if the underwriters’ over-allotment option is exercised in full). As a result, our principal stockholders, if they choose to act together, are able to exercise control over, and if the proposed offering is completed will still be able to exert significant influence over, all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. These stockholders also have, and if the proposed offering is completed will continue to have, significant influence over our management and policies. This influence may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of other stockholders to approve transactions that they may deem in their best interest.

As of the date hereof, our principal stockholders have three representatives serving as our directors. Because our principal stockholders own more than 50% of our common stock, we currently rely on the “controlled company” exception to the board of directors and committee composition independence requirements under the rules of the New York Stock Exchange. The “controlled company” exception does not modify the independence requirements of our audit committee. If the proposed offering is completed, our principal stockholders will no longer own more than 50% of our common stock, and, therefore, we will no longer be a “controlled company” under the rules of the New York Stock Exchange, including with respect to the “controlled company” exception to the board of directors and committee composition independence requirements. We currently do not satisfy some of the board of directors and committee composition independence requirements for non-controlled companies. If the proposed offering is completed, we will be required to take the necessary actions to come into compliance with the board of directors and committee composition independence requirements for non-controlled companies within the phase-in periods provided by the rules of the New York Stock Exchange.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Our headquarters are located in Delaware County, Pennsylvania. As of December 31, 2005, we owned 16 facilities and leased 82 properties. With the exception of our headquarters and one leased property used for TS operations, all facilities and properties are used for ICS operations. We have pledged our owned properties as collateral under our senior credit facility. Most of our properties are used as offices or fleet operations. We believe that our facilities are adequate for our current operations.

Item 3.                        LEGAL PROCEEDINGS

In January 2004, a judgment was entered against us in Superior Court of Fulton County, Georgia in the amount of $3.8 million, including $3.2 million in punitive damages. We had $3.8 million accrued on our consolidated balance sheet as of December 31, 2004 for this judgment. The judgment upheld allegations by the plaintiff that in 1999 InfraSource Incorporated (formerly known as Exelon Infrastructure Services, Inc.) had fraudulently induced the plaintiff to incur expenses in connection with a proposed business acquisition that was never consummated.

On March 22, 2005, the Court of Appeals of Georgia issued an opinion reversing the $3.8 million judgment against us. On April 25, 2005, the plaintiff filed a petition requesting the Supreme Court of Georgia to review and reverse the opinion of the Court of Appeals. This petition was denied on September 19, 2005.

Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the year ended December 31, 2005, $3.8 million of income is included in other income (expense) and $0.5 million is included as a reduction in interest expense.

On September 21, 2005, a petition was filed against InfraSource, certain of its officers and one of its directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with the Merger. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

In addition, pursuant to our service contracts, we also generally indemnify our customers for the services we provide under such contracts. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of any such proceedings could result in significant costs and diversion of management’s attention to our business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity position.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of the proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “IFS” since it was initially offered to the public on May 12, 2004. Prior to that time, there had not been a market for our common stock. The following table shows the high and low per share sale prices of our common stock for the periods indicated, based on the NYSE consolidated transaction report:

	High	Low
Year ended December 31, 2004
Second Quarter (from May 12, 2004)	$13.14	$11.50
Third Quarter	$12.59	$7.66
Fourth Quarter	$14.98	$10.10
Year ended December 31, 2005
First Quarter	$13.11	$11.00
Second Quarter	$13.47	$9.53
Third Quarter	$15.66	$10.25
Fourth Quarter	$14.86	$10.76

As of February 22, 2006, there were approximately 2,781 holders of record of our common stock.

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

Item 6.                        SELECTED FINANCIAL DATA

The following table presents selected financial data for the last five fiscal years. The consolidated statement of operations data for the years ended December 31, 2001 and 2002, the period January 1, 2003 to September 23, 2003, the period May 30, 2003 to December 31, 2003, and for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data at December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from our consolidated financial statements, which include the results of our predecessor entity, InfraSource Incorporated, as of and for the years ended December 31, 2001 and 2002, and for the period January 1, 2003 to September 23, 2003, and our results for the period May 30, 2003 (date of inception) to December 31, 2003, and for the years ended December 31, 2004 and 2005 and at December 31, 2003, 2004 and 2005. We had no operating activity prior to the Merger on September 24, 2003.

This selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Items 7 and 8, respectively, of this report on Form 10-K.

	For the Year Ended December 31,		For the Period January 1 to September 23,
	2001 Predecessor entity— InfraSource Incorporated and Subsidiaries	2002 Predecessor entity— InfraSource Incorporated and Subsidiaries	2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries)	For the Period May 30 to December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Contract revenues	$609,327	$566,469	$382,627	$135,196	$642,567	$865,527
Cost of revenues	502,279	459,652	339,480	112,586	540,789	761,215
Gross profit	107,048	106,817	43,147	22,610	101,778	104,312
Selling, general and administrative expenses	70,691	62,078	41,407	14,144	63,915	75,320
Merger related costs(1)	—	—	16,242	—	(228)	218
Provision (recoveries) for uncollectible accounts	8,676	7,964	236	178	(299)	156
Amortization of intangible assets and goodwill	16,047	—	—	2,600	12,350	4,911
Income (loss) from operations	11,634	36,775	(14,738)	5,688	26,040	23,707
Interest income	186	1,438	1,376	60	572	426
Interest expense and amortization of debt discount	(1,896)	(388)	(27)	(3,966)	(10,178)	(8,157)
Loss on early extinguishment of debt	—	—	—	—	(4,444)	—
Other income (expense)	467	6,976	(3,053)	(88)	2,366	6,663
Income (loss) before income taxes, discontinued operations, cumulative effect of a change in accounting principle and extraordinary item	10,391	44,801	(16,442)	1,694	14,356	22,639
Income tax expense (benefit)	7,049	14,564	(5,240)	716	5,856	9,709
Net income (loss) from continuing operations(3)	3,342	30,237	(11,202)	978	8,500	12,930
Income (loss) from discontinued operations, net of tax	(9,386)	(1,574)	(12,316)	281	480	(1,033)
Gain on disposition of discontinued operations, net of tax	—	—	—	—	596	1,832
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle, net of tax(3)	(6,044)	28,663	(23,518)	1,259	9,576	13,729
Extraordinary item, net of tax	—	—	—	76	—	—
Cumulative effect of a change in accounting principle, net of tax(2)	—	(204,100)	—	—	—	—
Net income (loss)(3)	$(6,044)	$(175,437)	$(23,518)	$1,335	$9,576	$13,729
Basic income (loss) per common share:
Weighted average basic common shares outstanding	48,155	48,086	47,585	10,782	35,172	39,129
Basic income (loss) per share—continuing operations	$0.07	$0.62	$(0.24)	$0.09	$0.24	$0.33
Basic income (loss) per share—discontinued operations	(0.20)	(0.03)	(0.26)	0.02	0.01	(0.03)
Basic income per share—gain on disposition of discontinued operations	—	—	—	—	0.02	0.05
Basic income per share—extraordinary item	—	—	—	0.01	—	—
Basic loss per share—cumulative effect of a change in accounting principle, net of tax	—	(4.24)	—	—	—	—
	$(0.13)	$(3.65)	$(0.50)	$0.12	$0.27	$0.35
Diluted income (loss) per common share:
Weighted average diluted common shares outstanding	48,155	48,086	47,585	11,031	36,139	39,943
Diluted income (loss) per share—continuing operations	$0.07	$0.62	$(0.24)	$0.09	$0.23	$0.32
Diluted income (loss) per share—discontinued operations	(0.20)	(0.03)	(0.26)	0.02	0.01	(0.03)
Diluted income per share—gain on disposition of discontinued operations	—	—	—	—	0.02	0.05
Diluted income per share—extraordinary item	—	—	—	0.01	—	—
Diluted loss per share—cumulative effect of a change in accounting principle, net of tax	—	(4.24)	—	—	—	—
	$(0.13)	$(3.65)	$(0.50)	$0.12	$0.26	$0.34

	As of December 31,
	2001 (Predecessor entity— InfraSource Incorporate and Subsidiaries)	2002 (Predecessor entity— InfraSource Incorporate and Subsidiaries)	2003	2004	2005
	(in thousands)
Working capital	$97,546	$156,379	$64,523	$99,036	$117,150
Total assets	749,689	509,266	367,646	524,422	562,037
Total debt	1,046	439	163,490	85,764	83,908
Total stockholders’ equity	557,474	373,721	92,849	283,983	301,856

(1)                Represents fees and expenses related to the Merger, including severance and retention costs and professional service fees.

(2)                Effective January 1, 2002, pursuant to SFAS No. 142 goodwill recorded was no longer subject to amortization. Goodwill amortization for the year ended December 31, 2001 was $16.0 million. Upon adoption of SFAS No. 142, we recorded a non-cash charge of $204.1 million (net of tax) to reduce the carrying amount of goodwill and other intangibles to their implied fair value.

(3)        For the year ended December 31, 2005, amounts include a $10.1 million loss, after giving effect to assumed claims collections, relating to one of our underground utility construction projects.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes, as well as the Business and Risk Factors sections of this report on Form 10-K.

Overview

InfraSource Services, Inc. (“InfraSource”) and its wholly owned subsidiaries on a consolidated basis (referred to as “the Company,” “we,” “us,” or “our,”) are one of the largest specialty contractors servicing electric, natural gas and telecommunications infrastructure in the United States based on market share. On September 24, 2003, we acquired the InfraSource Group from Exelon (the “Merger”) pursuant to an Agreement and Plan of Merger dated June 17, 2003. In connection with the Merger, we acquired all of the voting interests of InfraSource Incorporated for total purchase price consideration of $231.5 million, including transaction costs, purchase price contingencies and working capital settlement.

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

We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment, provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in Delaware, Maryland, New Jersey and Pennsylvania. We operate in multiple service territories throughout the United States. We do not have significant operations or assets outside the United States. We acquired EHV Power Corporation (“EHV”), our Canadian subsidiary, in November of 2005, which represents less than 1% of our revenue in 2005 and is expected to represent less than 2% of our revenue in 2006.

For the year ended December 31, 2005, we had revenues of $865.5 million, in comparison to $642.6 million for the year ended December 31, 2004. Our revenue mix by end market for the years ended December 31, 2004 and 2005 is presented in the table below:

End Market	2004	2005
Electric Transmission	20%	18%
Electric Substation	16%	16%
Utility Distribution and Industrial Electric	19%	20%
Total Electric	55%	54%
Natural Gas	33%	31%
Telecommunications	8%	12%
Other	4%	3%

Approximately 58% and 40% of our telecommunications end market revenues were from the TS segment for the years ended December 31, 2004 and 2005, respectively. Our top ten customers accounted for approximately 46% and 45% of our consolidated revenues for the years ended December 31, 2004 and 2005, respectively. Exelon accounted for approximately 17% and 18% of our consolidated revenues for the years ended December 31, 2004 and 2005, respectively.

Below is a year-over-year (2004 as to 2005) and quarter-over-quarter (third quarter as to fourth quarter) comparison of end market backlog:

	Backlog as of		Increase/	Increase/
	December 31, 2004	December 31, 2005	(Decrease) ($)	(Decrease) (%)
	(in millions)
Electric Transmission	$160	$184	$24	15%
Electric Substation	101	124	23	23%
Utility Distribution and Industrial Electric	93	45	(48)	(52)%
Total Electric	354	353	(1)	0%
Natural Gas	387	284	(103)	(27)%
Telecommunications	170	233	63	37%
Other	19	24	5	26%
Total	$930	$894	$(36)	(4)%

	Backlog as of		Increase/	Increase/
	September 30, 2005	December 31, 2005	(Decrease) ($)	(Decrease) (%)
	(in millions)
Electric Transmission	$157	$184	$27	17%
Electric Substation	121	124	3	2%
Utility Distribution and Industrial Electric	41	45	4	10%
Total Electric	319	353	34	11%
Natural Gas	304	284	(20)	(7)%
Telecommunications	184	233	49	27%
Other	12	24	12	100%
Total	$819	$894	$75	9%

Our ICS segment backlog was approximately $773 million at December 31, 2005, 7% lower than comparable backlog of approximately $830 million at December 31, 2004 and 9% higher than comparable backlog of approximately $706 million at September 30, 2005. Our TS segment backlog was approximately

$121 million at December 31, 2005, 21% higher than comparable backlog of approximately $100 million at December 31, 2004 and 7% higher than comparable backlog of approximately $113 million at September 30, 2005.

The year-over-year decline in our total backlog was due to the renewal cycle of our natural gas master service agreements (“MSAs”) which typically renew on a 2 or 3 year cycle. Fewer contracts were up for renewal during 2005, and therefore we executed a significant volume of work which came directly out of our backlog. We experienced year-over-year and quarter-over-quarter backlog growth in our electric transmission, electric substation and telecommunications markets where we are targeting our future growth.

Our performance is affected by the capital spending of our customers. In the last several years, our business has been impacted by several important trends affecting our end markets.

•       Electric utilities are key customers and provide us with a diversified variety of projects, including aerial transmission work, substations, in-plant engineering, maintenance and upgrades. In recent years, our business from these customers has been relatively stable despite financial pressures on some utilities. Although some utilities have restrained their overall capital spending, the effects on third-party contractors have been partially offset by an increase in the proportion of work that these customers outsource. We saw an increase in annual capital spending in 2004 and 2005, as well as announced increases in capital spending plans going forward for a number of utilities.

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

•       The move towards deregulation of the electric utility industry in the 1990s created opportunities for independent power producers, or IPPs, which constructed or acquired substantial generating capacity. This resulted in an increased demand for our services, particularly in providing “turnkey” substations, switching yards and interconnections. In these projects, we would typically engineer, procure materials for, and construct the entire project. These turnkey projects have a substantial impact on our revenues because, when we procure materials for our customers in addition to providing services, the value of those materials results in higher revenues than in a services-only contract. IPP spending declined significantly in 2003, with a substantially reduced contribution to our 2003 financial performance. This trend continued into 2004 and 2005.

•       During the late 1990s, service contractors like us benefited from rapidly expanding demand for telecommunications infrastructure, as telecommunications providers installed new long-haul optical fiber networks nationwide. This demand peaked in 2000 and declined significantly through 2003 as many of these customers have experienced financial distress and have been unable to access capital. Going forward, we believe there will be renewed activity in the telecommunications industry, particularly in “fiber to the premises” (“FTTP”) initiatives, for which we have received recent awards in our ICS segment.

•       The decline in telecommunications spending on fiber-optic network construction led to an overcapacity of contractors serving this market. In response, many of these contractors began competing for opportunities in other industries, such as natural gas distribution infrastructure. This led to increased competition for projects from natural gas utilities, and pricing pressure, resulting in lower gross margins for us, particularly in 2002 and the first half of 2003. We believe some of these new market entrants have exited the natural gas distribution market. In addition, for the most part there has been continued strength in the housing construction market. As a result of these factors, we experienced improved bidding conditions and profit margins in the latter half of 2003 which has continued to date.

In addition to the foregoing industry trends, the effects of extreme adverse weather and losses on certain contracts contributed to lower gross margins in 2004 and 2005. As has been common in our industry, we also experienced increases in workers’ compensation and insurance expenses in recent years, and we recently have experienced significant increases in our fuel expenses needed to operate our fleet of equipment.

Acquisitions and Dispositions

Merger:   In the Merger on September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated for total purchase price consideration of $231.5 million, including transaction costs, purchase price contingencies and the working capital settlement. The InfraSource Group is reflected in our consolidated statements of operations beginning September 24, 2003, the acquisition date, and is also reflected as the predecessor entity for all periods prior to the Merger.

In accordance with the terms of the Merger, the purchase price was subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. We finalized the working capital adjustment, as well as various other purchase price contingencies, during the year ended December 31, 2004, resulting in a payment to us from Exelon of approximately $7.7 million, including interest of approximately $0.2 million. During the year ended December 31, 2004, we also finalized certain allocation estimates, including the valuation of certain specialty equipment acquired. The aggregate effect of these purchase price adjustments was a decrease to goodwill of approximately $0.9 million. During the year ended December 31, 2005, we decreased goodwill by $0.9 million as a result of recording a deferred tax asset related to net operating loss carryforward benefits acquired in the Merger.

As of December 31, 2004 and 2005, goodwill related to the Merger, was $70.5 and $71.4 million, respectively. As of December 31, 2005, $10.0 million and $61.4 million of the Merger goodwill is related to our TS and ICS segment, respectively.

Acquisition of ITS:   On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates, Inc. (“Maslonka”), which we recently re-branded as InfraSource Transmission Services Company  (“ITS”), a complementary infrastructure services business, for total purchase price consideration of $83.2 million, which included the issuance of 4,330,820 shares of our common stock, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The final allocation of the purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. Under terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. We finalized the working capital adjustment in July 2005 and released half of the holdback equal to $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the agreement. The balance of the holdback, including accrued interest, and the remaining 478,774 shares were released in January 2006. Of the cash holdback amount, $5.5 million was contingent upon ITS’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price.  During the year ended December 31, 2005, the working capital settlement recorded in the second quarter of 2005 and remaining purchase price adjustments caused an increase to our goodwill balance of $0.4 million. The results of ITS are included in our consolidated results beginning January 27, 2004.

We financed the cash portion of the ITS acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to our principal stockholders and certain members of our management team for cash of $27.5 million. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $63.1 million.

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

Acquisition of EHV:   On November 14, 2005, we acquired all of the voting interests of EHV, a Canadian company that specializes in splicing of underground high voltage electric transmission cables, for total purchase price consideration of $4.0 million, which includes transaction costs and a $0.6 million holdback payment which is payable in 2007. Payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us. The results of EHV are included in our consolidated results beginning November 14, 2005. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $2.2 million. The final allocation of the purchase price is subject to a working capital adjustment, which is expected to be finalized during the first quarter of 2006.

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

Disposition of ULMS:   In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). On August 1, 2005, we sold certain assets of ULMS for aggregate cash proceeds, net of transaction costs, of $0.3 million and received a cash advance of $0.3 million from the buyer for contingent consideration. The sale of the ULMS assets resulted in a loss of $0.2 million (net of $0.2 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations. ULMS was part of our ICS segment.

Disposition of ESI:   In the second quarter of 2005, we committed to a plan to sell substantially all of the assets of Electric Services, Inc. (“ESI”). On August 1, 2005, we sold all of the common stock of ESI for aggregate cash proceeds, net of transaction costs, of approximately $6.5 million subject to a working capital adjustment. The sale of ESI resulted in a gain of $2.0 million (net of $1.6 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations. ESI was part of our ICS segment.

Discontinued Operations:   In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP, ULMS and ESI are reflected as discontinued operations in our accompanying consolidated financial statements. For the year ended December 31, 2004, OSP, ULMS and ESI are reflected as discontinued operations. For the year ended December 31, 2005, ULMS and ESI are reflected as discontinued operations, until their respective disposition dates.

Outlook

The statements in this section are based on our current expectations. These statements are forward-looking, and actual results may differ materially. Please refer to “Risk Factors” and “Special Note Regarding Forward Looking Statements” included elsewhere in this report on Form 10-K for more information on what may cause our actual results to differ.

Like many companies that provide specialty contracting services, we are subject to market cycles in our end markets that can affect our results of operations. Our customer diversity provides some insulation from these effects. We focus on the elements of the business we can control, including improved bidding, cost control, the expected margins we accept on projects, collecting receivables, and providing quality service to the markets we serve. Our operating margins can be affected by the seasonality of our business, our ability to perform on projects as planned and also by the mix of the work that we are executing in any given quarter or year. The first quarter is typically our weakest for both revenue and margin as winter weather hampers our outdoor construction operations. Fixed-price high-voltage electric project work typically carries higher margins than either our distribution and industrial electric work or our natural gas operations which is almost exclusively distribution related. Although other factors may impact us, including some we do not foresee, we believe our performance over the next year will be affected by the following:

•       We expect a shift in our work mix to a greater proportion of high-voltage electric power transmission and substation projects.

•       We expect an increase in competitive bidding activity by our electric transmission infrastructure services units due to the implementation of the Energy Policy Act of 2005 (the “Energy Act”). To the extent we are awarded any of these projects, timing of the awards and the release to commence work can affect our ability to recognize associated revenues during 2006.

•       We do not expect a rebound to previous highs in spending relating to long-haul telecommunications construction or IPP generation capacity, but we have recently received awards for FTTP construction projects for regional telephone companies.

•       Although we expect continued steady demand for our services from our natural gas and telecommunications customers, we intend to exit or renegotiate a number of underperforming natural gas contracts and focus on maintaining those that meet our profitability standards.

•       We expect continued demand for access to our dark fiber network by corporate and municipal customers, and we intend to expand our dark fiber network into new geographic markets. More than half of our budgeted capital spending for 2006 is targeted at new dark fiber network construction.

•       During 2006, we expect to realize $590 to $610 million of our $894 million of backlog existing at December 31, 2005.

•       We expect an increase in our selling, general and administrative costs in 2006 as a result of increased staffing requirements due to our internal growth of operations over the past year, the expectation of increased incentive compensation for meeting financial performance targets, the effect of adopting SFAS No. 123R and expansion of our TS segment dark fiber business. Although we expect costs related to our Sarbanes-Oxley Section 404 compliance efforts to decrease during 2006, the maintenance costs will continue to be significant. Additionally, if we decide to proceed with our Enterprise Resource Planning system implementation, our costs will increase further.

•       In connection with our adoption of SFAS No. 123R, “Share-Based Payment”, as of January 1, 2006, we will be required to account for share-based payments, including grants of employee stock options, based on fair values, which means that we will begin to recognize compensation expenses in connection with employee stock options. We expect to incur additional costs in the amount of approximately $3.0 million to $3.5 million in fiscal 2006. This includes our estimate of the fiscal 2006 portion of the expense relating to outstanding stock option awards and our employee stock purchase plan. We cannot precisely predict future expenses because they depend on employee equity incentives we may grant in the future,  as well as the stock price and level of participation in our employee stock purchase plan. See “—Recent Accounting Pronouncements.”

Seasonality and Cyclicality

The results of operations of our ICS business segment are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, our ICS segment typically experiences lower gross and operating margins in the first quarter. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new MSAs. Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring and summer when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we generally convert working capital assets to cash during the winter months.

Additionally, our industry can be highly cyclical as evidenced by the historical declines in spending in the telecommunications and independent power producers’ generation sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisitions and assimilation costs and regional economic conditions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Our TS segment is not significantly affected by seasonality.

Inflation

Due to relatively low levels of inflation experienced during the fiscal years ended December 31, 2003, 2004 and 2005, inflation did not have a significant effect on our results. However, we have recently experienced significant increases in our fuel expenses needed to operate our fleet of equipment.

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

We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit-price or cost-plus MSAs that are generally renewable in one to three year increments. Most of our revenues are derived from contractual services provided to customers, and are reported as earned by the completion of specific components of the contracts. See “—Critical Accounting Policies and Estimates—Revenue Recognition” for a discussion of our revenue recognition policy. Our fixed-price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment, which we record as a receivable, and remits the retainage to us upon completion and approval of our services.

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

Due to the nature of our work, insurance represents a significant portion of the cost of our services. Fluctuations in insurance accruals related to deductibles could have an impact on operating margins in the period in which such adjustments are made. During 2003, we increased our insurance reserves for periods prior to 2003 by $8.7 million due to a change in estimate resulting from an updated actuarial analysis, and during the year ended 2005, we reduced those reserves by $1.3 million based on more recent claims experience. Our accruals are based upon known facts, historical trends and actuarial assumptions and management believes such accruals to be adequate. See “—Critical Accounting Policies and Estimates—Self Insurance” for a discussion of our self insurance policy.

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

Revenue Recognition.   We record revenues from fixed-price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers, and financial professionals. Changes in job performance, job conditions and final contract settlements, among others, are factors that influence management’s assessment of the total estimated costs to complete these contracts and, therefore, our profit recognition. We recognize the loss in full on any contract as soon as our estimate of costs to complete exceeds expected revenues. Revenues up to costs incurred on claims and unapproved change orders are recognized when it is probable that additional revenues will result, and the amount can be reasonably estimated. For claims, this includes determining that we have a legal basis for the claim, objective evidence to support the claim, costs incurred are reasonable and are not a result of our deficiencies in the performance of the contract. Profit on claims and unapproved change orders, if any, is recorded upon settlement with the customer. Amounts collected could differ from estimates and result in a reduction or elimination of previously recognized revenue and profit. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

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

Costs and estimated earnings in excess of billings, classified as a current asset, primarily relate to revenues for completed but unbilled units under unit-based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for fixed-price contracts. For contracts in which billings exceed contract revenues recognized to date, such excesses are classified as a current liability in the caption “billings in excess of costs and estimated earnings” in the accompanying balance sheets.

Self-Insurance.   We were insured for workers’ compensation and employer’s liability, auto liability and general liability claims, subject to a deductible of $0.5 million per occurrence for the year ended December 31, 2003 and for the period January 1, 2004 through September 30, 2004. As of October 1, 2004, we have agreements to insure us for workers’ compensation and employer’s liability, auto liability and general liability, subject to a deductible of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Management utilizes known facts and historical trends, as well as actuarial valuations, in order to determine our self-insurance liabilities.

The method of calculating the estimated accrued liability for self-insured claims is subject to inherent uncertainty. If actual results significantly differ from our estimates used to calculate the liability, our financial condition and results of operations could be materially impacted.

Valuation of Goodwill and Intangible Assets.   In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. We generally complete our annual analysis of our five reporting units at each fiscal year end. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income (loss) from operations. Intangible assets with definite lives are also reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be realizable.

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

Results of Operations

The tables set forth below contain select statement of operations data expressed in dollars and as a percentage of revenues for the periods indicated. Our results of operations for the period May 30, 2003 (date of inception) through December 31, 2003 include the effects of the Merger that occurred on September 24, 2003. We accounted for the Merger as a purchase in accordance with SFAS No. 141, which impacted our operations as discussed in more detail below. Information for the year ended December 31, 2003 is presented on a pro forma basis after giving effect to the Merger as if it occurred on January 1, 2003, but not the acquisition of ITS.

We have presented the 2003 information on a pro forma basis because we believe it provides a more meaningful comparison of results for investors. We have also included a brief summary of the 2003 historical results of our predecessor entity for the period January 1, 2003 through September 23, 2003 and of our 2003 historical results for the period May 30, 2003 through December 31, 2003.

Subsidiaries of InfraSource Incorporated which were not acquired in the Merger (the “Non-Acquired Group”) were distributed to their parent, Exelon Enterprises Company LLC (“Enterprises”), a wholly owned subsidiary of Exelon prior to the Merger. These subsidiaries are reflected as discontinued

operations in the accompanying financial statements for the period January 1, 2003 to September 23, 2003. The results of operations of OSP, ULMS and ESI are also reflected as discontinued operations in our accompanying financial statements for the period September 24, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005 through the dates of disposition. For the predecessor entity’s period January 1, 2003 to September 23, 2003, OSP is included in continuing operations. The predecessor entity’s financial results have not been adjusted for discontinued operations that occurred subsequent to the Merger. ULMS was held for sale by the predecessor, therefore, ULMS’s financial position, results of operations, and cash flows are included in discontinued operations in the predecessor entity’s financial statements for the period January 1, 2003 to September 23, 2003. We acquired ULMS from Exelon in December 2003 (see Note 2 to our consolidated financial statements included elsewhere in this report on Form 10-K).

Certain amounts in the accompanying statements have been reclassified for comparative purposes.

	Period January 1 to September 23, 2003	Period May 30 to December 31, 2003	Merger Adjustments	Pro Forma for Merger Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands)
Contract revenues	$382,627	$135,196	$—	$517,823	$642,567	$865,527
Cost of revenues	339,480	112,586	(2,591)	449,475	540,789	761,215
Gross profit	43,147	22,610	2,591	68,348	101,778	104,312
Selling, general and administrative expenses	41,407	14,144	75	55,626	63,915	75,320
Merger related costs	16,242	—	(16,242)	—	(228)	218
Provision (recoveries) of uncollectible accounts	236	178	—	414	(299)	156
Amortization of intangible assets	—	2,600	1,500	4,100	12,350	4,911
Income (loss) from operations	(14,738)	5,688	17,258	8,208	26,040	23,707
Interest income	1,376	60	—	1,436	572	426
Interest expense and amortization of debt discount	(27)	(3,966)	(9,687)	(13,680)	(10,178)	(8,157)
Loss on early extinguishment of debt	—	—	—	—	(4,444)	—
Other income (expense)	(3,053)	(88)	—	(3,141)	2,366	6,663
Income (loss) before income taxes	(16,442)	1,694	7,571	(7,177)	14,356	22,639
Income tax expense (benefit)	(5,240)	716	3,104	(1,420)	5,856	9,709
Income (loss) from continuing operations	(11,202)	978	4,467	(5,757)	8,500	12,930
Discontinued operations, net of tax	(12,316)	281	—	(12,035)	1,076	799
Income loss before extraordinary item	(23,518)	1,259	4,467	(17,792)	9,576	13,729
Extraordinary item, net of tax	—	76	—	76	—	—
Net income (loss)	$(23,518)	$1,335	$4,467	$(17,716)	$9,576	$13,729

	Pro Forma for Merger Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Contract revenues	100.0%	100.0%	100.0%
Cost of revenues	86.8	84.2	87.9
Gross profit	13.2	15.8	12.1
Selling, general and administrative expenses	10.7	9.9	8.7
Merger related costs	0.0	0.0	0.0
Provision (recoveries) for uncollectible accounts	0.1	0.0	0.0
Amortization of intangible assets	0.8	1.9	0.6
Income from operations	1.6	4.0	2.8
Interest income	0.3	0.1	0.0
Interest expense and amortization of debt discount	(2.7)	(1.6)	(0.9)
Loss on early extinguishment of debt	0.0	(0.7)	0.0
Other income (expense)	(0.6)	0.4	0.8
Income (loss) before income taxes	(1.4)	2.2	2.7
Income tax expense (benefit)	(0.3)	0.9	1.1
Income (loss) from continuing operations	(1.1)	1.3	1.6
Discontinued operations, net of tax	(2.3)	0.2	0.0
Net income (loss)	(3.4)%	1.5%	1.6%

Consolidated Results

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues:   Revenues increased $222.9 million, or 35%, to $865.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to increases in the volume of work in each of our primary end markets. Electric revenues increased by $114.9 million, or 32%, including $49.9 million from increased utility distribution and industrial electric services, $35.4 million from electric substation services and $29.6 million from electric transmission services. Underground natural gas revenues increased by $53.6 million, or 25%, due primarily to our 2004 acquisition of EnStructure. Telecommunications revenues increased by $49.0 million, or 94%, due to an increase in dark fiber leases and demand for underground telecommunications infrastructure scopes of work, including FTTP initiatives.

Gross profit:   Gross profit increased $2.5 million, or 2%, to $104.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, while gross profit margin declined from 15.8% in 2004 to 12.1% in 2005. The decline in gross profit margin was primarily due to a $10.1 million loss, after giving effect to assumed claims collections, on one of our underground utility construction projects, a decline in the gross profit margin of aerial transmission work performed in 2005 compared to 2004, an increase in the volume of lower margin electric and gas distribution work and an increase in fuel prices. These decreases were partially offset by an increase in the volume of electric substation and telecommunications work, as well as a credit to insurance expense of $1.3 million as a result of updated actuarial estimates reflecting favorable loss development in our self insured retentions.

Selling, general and administrative expenses:   Selling, general and administrative expenses increased $11.4 million, or 18%, to $75.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase is primarily due to expenses of $2.4 million incurred for Sarbanes-Oxley compliance, a $1.6 million charge for due diligence related to an abandoned acquisition, incremental expenses incurred from our 2004 acquisitions, and additional personnel hired to grow the business internally. The increase over the prior period was partially offset by expenses of $2.4 million incurred in the year ended December 31, 2004 for accounting and other fees related to our IPO. Selling, general and administrative expenses decreased as a percentage of revenue from 9.9% for the year ended December 31, 2004 to 8.7% for the year ended December 31, 2005.

Merger related costs:   For the year ended December 31, 2005 we recorded a charge to expense of $0.2 million for retention bonuses earned by employees during the period. These retention bonuses were accrued at the closing of the September 24, 2003 Merger in which we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries; however, during 2004, we determined that a portion of these bonuses provided a benefit to periods subsequent to the Merger, and recorded a net benefit of $(0.2) million for the year ended December 31, 2004.

Provision (recoveries) of uncollectible accounts:   During the year ended December 31, 2005, we recorded net provision of uncollectible accounts of $0.2 million, compared to net recoveries of $0.3 million recorded during the year ended December 31, 2004. Recoveries related to settlements with customers whose balances had previously been provided for with an allowance. Significant favorable settlements were absent in the current year.

Amortization of intangible assets:   Amortization of intangible assets decreased $7.4 million, or 60%, to $4.9 million during the year ended December 31, 2005 compared to $12.4 million for year ended December 31, 2004. The decrease was primarily due to a lesser amount of acquired construction backlog amortization in 2005 compared to 2004, due to the completion of the Path 15 project and other acquired contracts in the previous year.

Interest expense and amortization of debt discount:   We incurred $8.2 million of interest expense for the year ended December 31, 2005, a decrease of $2.0 million from the year ended December 31, 2004, principally due to a lower average debt balance in the current year. We reduced a portion of our debt during the second quarter of 2004 with a portion of the proceeds from our IPO. Interest expense also decreased by approximately $0.5 million due to the reversal of accrued interest related to a litigation judgment which was reversed in the second quarter (see Note 20 to our consolidated financial statements in Item 8 of this report on Form 10-K).

Loss on early extinguishment of debt:   During the year ended December 31, 2004, we recorded a charge of $5.7 million related to the early extinguishment of a note payable to Exelon and a reduction to the loss of $1.1 million for accrued interest that was forgiven. Approximately $4.5 million of the loss on the extinguishment of debt is recorded in continuing operations; the remaining $0.1 million relates to ULMS and is included in discontinued operations.

Other income (expense):   Other income increased by $4.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to the reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Note 20 to our consolidated financial statements in Item 8 of this report on Form 10-K) and gains on equipment sales of $2.7 million compared to the prior period gains of $1.2 million. These positive factors were partially offset by the absence in the year ended December 31, 2005 of $1.0 million from a key man life insurance policy earned in the year ended December 31, 2004.

Provision for income taxes:   The provision for income taxes for the year ended December 31, 2005 was $9.7 million, compared to $5.9 million for the year ended December 31, 2004. Our effective tax rate was 42.9% for 2005 as compared to 40.8% for 2004. The increase in our effective tax rate was partially attributable to the receipt of non-taxable insurance proceeds in 2004, not received in 2005, which results in a higher effective tax rate for the year ended December 31, 2005. In addition, our effective tax rate was increased by the change in the mix of operating results from our subsidiaries, which changes our state tax apportionment and the state tax rates to which our income is subject.

Discontinued operations, net of tax:   Loss from discontinued operations for the year ended December 31, 2005 was $(1.0) million compared to income from discontinued operations of $0.5 million for the year ended December 31, 2004. These amounts reflect the operations of ULMS, OSP, and ESI for the year ended December 31, 2004 and ULMS and ESI for the year ended December 31, 2005. We sold the stock of ESI and certain assets of ULMS on August 1, 2005. We recorded a gain, net of tax, from the sale of discontinued operations of $1.8 million, net of tax, for the year ended December 31, 2005 compared to $0.6 million, net of tax, for the year ended December 31, 2004.

Net income (loss):   We recorded net income of $13.7 million for the year ended December 31, 2005 compared to net income of $9.6 million for the year ended December 31, 2004 as a result of the factors discussed above.

Year ended December 31, 2004 compared to the year ended December 31, 2003, pro forma for the Merger

Revenues:   Revenues increased $124.7 million, or 24%, to $642.6 million for the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003 due primarily to an $85.1 million increase in aerial electric transmission revenues, primarily from the work performed by ITS which we acquired on January 27, 2004, and an increase of $57.5 million from underground natural gas work, including approximately $28.9 million from third quarter acquisitions. Partially offsetting these increases were declines in revenues of $11.6 million from underground electric transmission work and $8.0 million from telecommunications work. The decrease in telecommunications revenue of $8.0 million was attributable to the inclusion of $17.6 million of revenue from OSP, the subsequently discontinued operation, which is included in the predecessor entity’s 2003 results. Absent this amount, telecommunications revenue would have increased $9.6 million primarily due to a fiber construction project in our ICS segment and the increase in dark fiber leases in our TS segment. The predecessor entity’s financial results have not been adjusted for discontinued operations that occurred subsequent to the Merger.

Gross profit:   Gross profit increased $33.4 million, or 49%, to $101.8 million for the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003 due primarily to an increase in gross profit of $19.6 million from aerial electric transmission work, including gross profit from work performed by ITS and, to a lesser extent, higher gross profit from our natural gas and telecommunications businesses. These increases in gross profit were partially offset by declines in other electric power gross margins and the absence of gross margins from OSP, which is reflected in discontinued operations for the year ended December 31, 2004. The pro forma year ended December 31, 2003 also includes an $8.7 million increase in self insurance reserve costs for periods prior to 2003 due to a change in estimate resulting from an updated actuarial analysis, compared to a $1.6 million decrease in 2004. Overall, gross profit margin increased to 15.8% from 13.2% of contract revenues in 2004 compared to 2003. This increase in gross profit margin is due to the mix of work, primarily an increase in fixed-price electric project work, as well as the insurance reserve adjustments discussed above.

Selling, general and administrative expenses:   Selling, general and administrative expenses increased $8.3 million, or 15%, to $63.9 million for the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003. During 2004, we incurred incremental expenses of approximately $8.7 million related to the ITS, Utili-Trax and EnStructure acquisitions and $2.4 million for costs related to our IPO. These increases were partially offset by the absence of $2.8 million of expenses related to OSP included in the predecessor’s 2003 results. OSP operations are included in discontinued operations for the year ended December 31, 2004.

Merger related costs:   During the year ended December 31, 2004, we recorded a credit to merger related expense of $0.4 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods. Offsetting this amount, in part, is a charge to expense of $0.2 million for retention bonuses earned during the year ended December 31, 2004.

Provision (recoveries) of uncollectible accounts:   During the year ended December 31 2004, we recorded net recoveries of $0.3 million compared to a net provision of $0.4 million for the pro forma year ended December 31, 2003. Recoveries during 2004 related to settlements with customers whose balances had been previously provided for with an allowance.

Amortization of intangible assets:   Amortization of intangible assets increased $8.3 million, or 201%, to $12.4 million during the year ended December 31, 2004 compared to $4.1 million for the pro forma year ended December 31, 2003. This increase was due to amortization of intangible assets acquired in the ITS, Utili-Trax and EnStructure acquisitions.

Interest expense and amortization of debt discount:   We incurred $10.2 million of interest expense for the year ended December 31, 2004, a decrease of $3.5 million from the pro forma year ended December 31, 2003, principally reflecting our debt reduction during 2004.

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

Other income (expense), net:   Other income (expense) increased by $5.5 million to an other income, net balance for the year ended December 31, 2004 of $2.4 million compared to an other expense, net balance of $(3.1) million for the pro forma year ended December 31, 2003. The increase in other income was primarily due to a $3.8 million charge for a litigation judgment recorded in the year ended December 31, 2003, offset, in part, by income of $1.0 million from a key-man life insurance policy recorded in 2004.

Provision (benefit) for income taxes:   The provision for income taxes for the year ended December 31, 2004 was $5.9 million, compared to a benefit of $(1.4) million for the pro forma year ended December 31, 2003. The net increase of $7.3 million was due to taxable income in the year ended December 31, 2004 versus a taxable loss for the pro forma year ended December 31, 2003 offset, in part, by a slight decrease in the effective tax rate.

Discontinued operations, net of tax:   Discontinued operations for periods prior to the Merger include the operating results of the non-acquired subsidiaries of Exelon. All prior historical periods have been reclassified consistent with this discontinued operations presentation. The net loss related to discontinued operations for the period January 1, 2003 to September 23, 2003 was $(12.3) million. Income (loss) from discontinued operations for the period May 30, 2003 to December 31, 2003 of $0.3 million and the year ended December 31, 2004 of $1.1 million represents the results of operations of our OSP, ULMS, and ESI businesses, which were held for sale. Discontinued operations for the year ended December 31, 2004, also includes a $0.6 million gain on sale from the disposal of RJE.

Net income (loss):   We recorded a net income of $9.6 million for the year ended December 31, 2004 compared to a net loss of $(17.7) million for the pro forma year ended December 31, 2003 as a result of the factors discussed above.

Actual 2003

Period May 30, 2003 to December 31, 2003:   InfraSource Services, Inc. was formed in May 2003 by our principal stockholders to acquire InfraSource Incorporated and certain of its subsidiaries from Exelon. InfraSource Services, Inc. had no operating activity prior to September 24, 2003. Revenues for the period were $135.2 million, gross profit was $22.6 million and gross margin was 17%. Selling, general and administrative expenses were $14.1 million. Our provision for doubtful accounts was $0.2 million. We recognized amortization expense of $2.6 million related to the acquisition of certain identifiable intangible assets in the Merger. We recognized interest and amortization of debt discount of $4.0 million related to the debt issued in conjunction with the Merger. Other expenses were $0.1 million. The income taxes expense was $0.7 million. Our income from continuing operations was $1.0 million.

Period January 1, 2003 to September 23, 2003 for InfraSource Incorporated (Predecessor):   Revenues for the period were $382.6 million, gross profit was $43.1 million and gross margin was 11%. Gross profit during the period was impacted by an $8.7 million increase in self insurance reserve costs related to periods prior to 2003, and by adverse winter weather conditions in our natural gas distribution construction business, as well as a loss on an underground electric transmission project. Selling, general and administrative expenses were $41.4 million. Our provision for doubtful accounts was $0.2 million. We incurred $16.2 million of expenses related to the Merger, and we recorded interest income of $1.4 million. Other expenses, net of $3.1 million primarily consisted of a charge related to a legal judgment against us. The benefit from income taxes was $(5.2) million. Our loss from continuing operations was $(11.2) million.

Segment Results

We manage our operations in two segments, ICS and TS. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted, excludes amortization expense related to intangibles as a result of our acquisitions. We exclude amortization to facilitate our evaluation of operating unit performance as we believe amortization expense does not reflect the core operations of our business segments. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations, is provided in Note 18 to our consolidated financial statements, included elsewhere in this report on Form 10-K.

Our corporate overhead expenses have not been allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses. Merger adjustments have been applied to the segments and corporate to reflect a pro forma year ended December 31, 2003. For the TS segment, the predecessor entity’s financial results for the year ended December 31, 2002 and the period January 1, 2003 to September 23, 2003 include OSP in continuing operations. The predecessor entity’s financial results have not been adjusted for discontinued operations that occurred subsequent to the Merger.

Year ended December 31, 2005 compared to the year ended December 31, 2004

	Year Ended	Year Ended	Change
	December 31, 2004	December 31, 2005	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$612,421	$821,771	$209,350	34%
Telecommunications Services	30,282	40,511	10,229	34%
Total segment revenues	642,703	862,282	219,579	34%
Corporate and eliminations	(136)	3,245	3,381	2,486%
Total revenue	$642,567	$865,527	$222,960	35%

	Year Ended	Year Ended	Change
	December 31, 2004	December 31, 2005	$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$37,290	$24,280	$(13,010)	(35)%
Telecommunications Services	13,258	17,337	4,079	31%
Total segment income from operations as adjusted	50,548	41,617	(8,931)	(18)%
Corporate and eliminations	(12,158)	(12,999)	(841)	(7)%
Total income from operations as adjusted	$38,390	$28,618	$(9,772)	(25)%

ICS

Revenues:   ICS revenues increased $209.4 million, or 34%, to $821.8 million for year ended December 31, 2005 compared to the year ended December 31, 2004 due to increases in the volume of work in each of our primary end markets. Electric revenues increased by $114.9 million, or 32%, including $49.9 million from increased utility distribution and industrial electric services, $35.4 million from electric substation services and $29.6 million from electric transmission services. Underground natural gas revenues increased by $53.6 million, or 25%, due primarily to our 2004 acquisition of EnStructure. Underground telecommunications revenue increased by $38.8 million, or 177%, due to an increase in demand for underground telecommunications infrastructure scopes of work, including FFTP initiatives.

Income from operations as adjusted:   Income from operations as adjusted decreased by $13.0 million, or 35%, to $24.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decrease was primarily due to a decrease in gross profit and higher selling, general and administrative costs. The decline in gross profit margin was primarily due to a $10.1 million loss, after giving effect to assumed claims collections, on one of our underground utility construction projects, a decline in the gross profit margin of aerial transmission work performed in 2005 compared to 2004, an increase in the volume of lower margin electric and gas distribution work and an increase in fuel prices. These decreases were partially offset by an increase in the volume of electric substation work. Selling, general and administrative costs increased by $7.8 million, primarily due to incremental expenses incurred from our third quarter 2004 acquisitions and additional personnel hired to grow the business internally.

TS

Revenues:   TS revenues increased $10.2 million, or 34%, to $40.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to an increase in dark fiber leases, as well as, an increase in facility construction services, which include the build-out of telecommunication infrastructure.

Income from operations as adjusted:   Income from operations as adjusted increased $4.1 million, or 31%, to $17.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to an increase in gross margins from the increased revenue, partially offset by an increase of $1.4 million in selling, general and administrative costs primarily related to higher payroll and related costs.

Corporate

The loss from operations as adjusted for corporate and eliminations increased by $0.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to an increase in corporate expenses, offset in part by an increase of $3.5 million for revenue related to administrative services we provide to one of our customers. Corporate expenses increased $3.8 million primarily due to expenses of $2.4 million for Sarbanes-Oxley compliance, a $1.6 million charge for due diligence related to an abandoned acquisition and additional payroll and related costs.

Year ended December 31, 2004 compared to the year ended December 31, 2003, pro forma for the Merger

	Pro Forma
	for Merger
	Year Ended	Year Ended	Change
	December 31, 2003	December 31, 2004	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$470,531	$612,421	$141,890	30%
Telecommunications Services	48,921	30,282	(18,639)	(38)%
Total segment revenues	519,452	642,703	123,251	24%
Corporate and eliminations	(1,629)	(136)	1,493	(92)%
Total revenue	$517,823	$642,567	$124,744	24%

	Pro Forma
	for Merger
	Year Ended	Year Ended	Change
	December 31, 2003	December 31, 2004	$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$27,764	$37,290	$9,526	34%
Telecommunications Services	8,777	13,258	4,481	51%
Total segment income from operations as adjusted	36,541	50,548	14,007	38%
Corporate and eliminations	(24,233)	(12,158)	12,075	(50)%
Total income from operations as adjusted	$12,308 (1)	$38,390	$26,082	212%

(1)   Income from operations for the pro forma year ended 2003 is $8.2 million. The amount reflected above in income from operations as adjusted excludes $4.1 million of amortization of intangible assets expense.

ICS

Revenues:   ICS revenues increased $141.9 million, or 30%, to $612.4 million for the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003 due primarily to an $85.1 million increase in aerial electric transmission revenues, primarily from the work performed by ITS which we acquired on January 27, 2004, an increase of $57.5 million from underground natural gas work, including approximately $28.9 million from third quarter acquisitions and an increase in telecommunication construction revenue due primarily to a fiber construction project. Partially offsetting these increases were declines in revenues of $11.6 million from underground electric transmission work.

Income from operations as adjusted:   Income from operations as adjusted increased by $9.5 million, or 34%, to $37.3 million for the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003. This increase was due primarily to the increase in gross profit of $19.9 million offset by an increase in selling, general and administrative expenses of $10.8 million. The increase in gross profit came primarily from additional aerial electric transmission work, including gross profit from work performed by ITS, and, to a lesser extent, higher gross profit from our natural gas businesses, partially offset by declines in other electric power gross margins. The increase in selling, general and administrative expenses was primarily a result of incremental expenses of approximately $8.7 million related to the ITS, Utili-Trax and EnStructure acquisitions.

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

Income from operations as adjusted:   Income from operations as adjusted increased $4.5 million, or 51%, to $13.3 million for the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003 primarily due to the absence of $0.8 million of losses from OSP which are included in the 2003 results but discontinued in 2004, the cessation of wireless cell tower construction which lost $1.2 million in 2003 and also the increase in the proportion of dark fiber revenues, which generally carry higher margins than construction and services work.

Corporate:

The $12.1 million decrease in corporate expenses from 2003 to 2004 was primarily due to the $8.7 million insurance charge recorded in 2003. The charge resulted from a change in estimate due to an updated actuarial analysis related to insurance reserves for periods prior to 2003.

Liquidity and Capital Resources

Cash, Working Capital Requirements and Capital Expenditures

Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we generally convert working capital assets to cash during the winter months. We expect capital expenditures to range from $35.0 million to $45.0 million during 2006, which could vary depending on the timing of awards of dark fiber and electric transmission contracts. More than 50% of the expected capital expenditures are for dark fiber expansion. We intend to fund these expenditures primarily with operating cash flows. We have reduced our capital expenditures as a percentage of revenue over the past two years as a result of an increase in the use of leasing arrangements and improved equipment utilization.

We anticipate that our cash on hand of $24.3 million as of December 31, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs based on expected levels of business, debt service requirements and planned capital expenditures. However, we may find it necessary or desirable to seek additional financing to support our capital needs, including due to growth, and to provide funds for strategic initiatives, such as acquisitions. Accordingly, this may require us to increase our credit facility or complete equity-based financing, such as the issuance of common stock or preferred stock, which would be dilutive to our existing shareholders. Our future working capital needs may also be affected by any increases in demand for our services, including any spending generated as a result of the Energy Act.

Sources and Uses of Cash

Amounts included in this section for 2003 are presented on a combined basis, with amounts for the period January 1, 2003 through September 23, 2003 combined with amounts for the period May 30, 2003 through December 31, 2003.

As of December 31, 2005, we had cash and cash equivalents of $24.3 million, working capital of $117.2 million and long-term debt of $83.9 million principally consisting of term loans under our credit facility. As of December 31, 2005 we had no borrowings under the revolving portion of our credit facility and $32.3 million in letters of credit outstanding thereunder, leaving $52.7 million available for additional borrowings. As of December 31, 2004, we had cash and cash equivalents of $21.2 million, working capital of $99.0 million and long-term debt of $85.8 million. As of February 20, 2006, we have no borrowings under the revolving portion of our credit facility. We are currently evaluating the expansion of our credit facility or other potential financing alternatives to further accommodate internal growth and future acquisitions.

On May 12, 2004, we completed our IPO, resulting in net proceeds of approximately $100.8 million. The net proceeds were used as follows: (1) $50.2 million was used to repay a portion of term loans outstanding under our credit facility; (2) $30.0 million was used to repay the principal amount of our subordinated note with Exelon; and (3) the remaining proceeds of approximately $20.6 million were used in operations.

During the year ended December 31, 2004, we completed three acquisitions using approximately $51.4 million of cash. We financed the cash portion of the ITS acquisition consideration with available cash and the issuance of an aggregate of 5,931,950 shares of our common stock to our principal stockholders and certain of our management team for cash of approximately $27.5 million. Funding for our other two acquisitions was primarily from operations, borrowings under our credit facility of $4.0 million, the cash payment from Exelon of $7.7 million from the purchase price adjustment related to the Merger, and cash proceeds of $9.4 million from the sale of RJE assets. During the year ended December 31, 2005, we completed the acquisition of EHV using approximately $3.6 million of cash. Funding for our acquisition was from the cash proceeds of $7.2 million from the sale of ESI and ULMS.

During the year ended December 31, 2005, our contract receivables and costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings increased 35%. The overall increase was due primarily to growth in our revenues.

Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million and $12.4 million at December 31, 2004 and 2005, respectively. Claim amounts are primarily related to a delay in the anticipated start date of one of our electric transmission projects and claims and unapproved change orders related to permit delays, changes in scope and environmental impacts on two underground utility construction projects. Estimated revenue up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

Cash from operating activities from continuing operations.   During the year ended December 31, 2005, net cash provided by operating activities from continuing operations was $19.4 million compared to $20.4 million for the year ended December 31, 2004. The principal source of operating cash during the year ended December 31, 2005 was payments received from customers for contract services performed. The principal uses of operating cash during the year ended December 31, 2005 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during the year ended December 31, 2005 used $21.2 million of operating cash flow from continuing operations, while during the year ended December 31, 2004 changes in operating assets and liabilities used $19.3 million in operating cash flow from continuing operations. The greater use of cash from changes in operating assets and liabilities from continuing operations for the year ended December 31, 2005 included a $52.1 million increase in contracts receivable, including from related parties, and costs and estimated earnings in excess of billings, net, compared to a $22.8 million increase during the year ended December 31, 2004. The increase in contracts receivable and costs and estimated earnings in excess of billings, net, is primarily due to the 35% increase in contract revenues in the current year. Partially offsetting this use of cash is an increase in accounts payable and other current and accrued liabilities of $21.2 million during the year ended December 31, 2005 as compared to a decrease of $1.8 million during the year ended December 31, 2004. The decrease in inventory and other current assets provided $4.8 million of operation cash flow during the year ended December 31, 2005 compared to the $6.2 million use of cash to increase inventory and other current assets during the year ended December 31, 2004.

During the year ended December 31, 2004, net cash provided by operating activities from continuing operations was $20.4 million compared to $15.3 million for year ended December 31, 2003. The principal source of operating cash during 2004 was payments received from customers for contract services performed. The principal uses of operating cash during the 2004 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during 2004 used $19.3 million of operating cash flow from continuing operations, while during 2003 changes in operating assets and liabilities provided $4.8 million in operating cash flow from continuing operations. The greater use of cash from changes in operating assets and liabilities from continuing operations for the year ended December 31, 2004 included a $22.8 million increase in contracts receivable and costs and earnings in excess of billings, compared to a $15.1 million increase during the year ended December 31, 2003 and a $3.0 million use of cash to increase inventory during the year ended December 31, 2004 compared to a $0.6 million use of cash during the year ended December 31, 2003. The change in accounts payable resulted in a $7.0 million source of cash during the year ended December 31, 2004 compared to a $5.5 million use of cash in during the year ended December 31, 2003; this was largely offset by the $8.8 million use of cash during the year ended December 31, 2004 for payment of current and accrued liabilities related to income taxes, employee bonuses, and retention payments, compared to a $0.4 million use of cash due to the increase in current and accrued liabilities during the year ended December 31, 2003.

Cash from investing activities from continuing operations.   During the year ended December 31, 2005, net cash used by investing activities from continuing operations was $16.5 million compared to net cash used by investing activities from continuing operations of $56.3 million for the year ended December 31, 2004. The primary use of cash for the year ended December 31, 2005 was the purchases of equipment of $30.5 million and acquisitions of $3.5 million, offset in part, by cash proceeds from the sale of discontinued operations of $7.2 million, proceeds from the sale of equipment of $5.4 million, and the release of $5.0 million from restricted cash. The principal uses of cash during the year ended December 31, 2004 were cash payments at closing for the acquisitions of ITS, EnStructure and Utili-trax, net of cash acquired, and purchases of equipment of $25.3 million, offset in part by $9.6 million in cash proceeds from the sale of discontinued operations and $3.7 million proceeds from sales of equipment. During the year ended December 31, 2003, net cash used by investing activities from continuing operations was $222.8 million. The principal uses of cash during the year ended December 31, 2003 were payments for businesses acquired in the Merger of $207.9 million and purchases of equipment of $20.0 million, offset in part by $5.0 million in proceeds from sales of equipment.

Cash from financing activities from continuing operations.   During the year ended December 31, 2005, net cash provided by financing activities from continuing operations was $0.1 million compared to net cash provided by financing activities from continuing operations of $45.1 million for the year ended December 31, 2004. The sources of cash from financing activities for the year ended December 31, 2005 were proceeds of $2.2 million from the exercise of stock options and employee stock purchase plan, offset by repayments of long-term debt and capital leases of $1.9 million. The primary source of cash from financing activities for the year ended December 31, 2004 were $128.1 million of proceeds from the issuance of our common stock, $100.8 million of which was from our IPO and the remainder was from issuances to principal stockholders and certain members of management in conjunction with the acquisition of ITS. A portion of the IPO proceeds were used to repay $50.2 million of our long-term debt and the $30.0 million principal amount of our subordinated note with Exelon. During the year ended December 31, 2003, net cash provided by financing activities from continuing operations was $214.6 million. The primary source of cash from financing activities for the year ended December 31, 2003 was the issuance of $140.1 million of debt and $91.5 million of equity used for the Merger, offset by $10.0 million used for the redemption of minority stockholders in conjunction with the Merger.

During the year ended December 31, 2005, net cash reclassified from discontinued operations was $0.6 million compared to cash reclassified to discontinued operations of ($0.6) million for the year ended December 31, 2004. For the year ended December 31, 2005, cash used by operating activities from discontinued operations was $0.4 million and cash used in investing activities from discontinued operations was $0.2 million. The investing activities related to purchases of equipment.

Financing Agreements

Concurrent with the IPO, we entered into our amended and restated credit facility which provides for a revolving credit facility up to $85.0 million and a term loan facility in the initial amount of $85.3 million. Up to 80% of the $85.0 million revolving credit facility may be used for the issuance of letters of credit.

Revolving loans under the credit facility bear interest, at our option, at the bank’s prime interest rate plus a spread dependent upon our Consolidated Leverage Ratio, as defined in the credit facility, ranging from 1.50% to 2.50%, or LIBOR plus a spread dependent upon our Consolidated Leverage Ratio ranging from 2.50% to 3.50%. Term loans under the credit facility bear interest, at our option, at the bank’s prime interest rate plus a spread dependent upon our Consolidated Leverage Ratio ranging from 1.75% to 2.00%, or LIBOR plus a spread dependent upon our Consolidated Leverage Ratio ranging from 2.75% to 3.00%. The weighted average interest rate on the term loan at December 31, 2005 was 6.14%. We are required to make quarterly principal payments of approximately $0.2 million on the term loan each year until 2010, with the remaining outstanding balance of approximately $80.0 million due upon maturity on September 30, 2010. Interest payments are due quarterly throughout the year. The carrying amount of the term loan approximates the fair value because it bears interest at rates currently available to us for debt with similar maturities and collateral requirements. We are required to pay a utilization fee, payable quarterly in arrears, equal to 0.50% per annum of the unused revolving portion of the credit facility. At December 31, 2004 and 2005, we had no borrowings under the revolving credit facility and we had outstanding letters of credit in the amount of $28.1 million and $32.3 million, respectively.

Our credit facility contains certain restrictive covenants, including minimum levels of consolidated adjusted EBITDA for any four fiscal quarters of $55.0 million; maximum leverage ratio (2.25:1.00 on December 31, 2005, decreasing to 2.00:1.00 on December 31, 2006 and to 1.75:1.00 on December 31, 2007 through the term of the credit facility); minimum interest coverage ratio of 4.00:1.00; minimum fixed charge coverage ratio of 1.50:1.00; maximum amount of capital expenditures (capped at $34.4 million in 2005, $37.2 million in 2006, $39.8 million in 2007, $41.1 million in 2008, $42.5 million in 2009 and $44 million in 2010); and restrictions on indebtedness, liens, fundamental changes, disposition of property, restricted payments, and investments, among other restrictions. We are required to prepay loans outstanding with a percentage of excess free cash flow generated each year and the proceeds of certain asset sales and certain additional indebtedness.

On June 10, 2005, while in the process of evaluating the extent of the loss for an underground utility construction project (see Note 6 to our consolidated financial statements in Item 8 of this report on

Form 10-K), we obtained a Second Amendment and Waiver to our credit facility which excluded the anticipated effect of the loss from our debt covenant calculations through July 25, 2005. Based on our further evaluation of the loss, estimated to be $10.1 million, after giving effect to assumed claims collections, we are currently not required to enter into any further amendment or waiver of our credit facility with respect to such loss. Additionally on December 16, 2005, we obtained a third amendment to our credit facility that modifies various covenant calculations. As of December 31, 2005, we were in compliance with all terms and conditions of our credit facility.

The credit facility required us to hedge the interest rate risk for one half of the original principal of the term loan, which was $140.0 million. We satisfied this requirement on October 10, 2003 by entering into an interest rate swap on a $70.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. Effective October 11, 2005, the notional amount of the interest rate swap decreased to $30.0 million. We also purchased a 4.00% interest rate cap that matures October 10, 2006 on $20.0 million of the notional amount. Effective October 11, 2005, the notional amount of the interest rate cap increased to $40.0 million (see Note 10 to our consolidated financial statements included elsewhere in this report on Form 10-K).

Contractual Obligations and Other Commitments

As of December 31, 2005, our future contractual obligations, including payments under capital leases, were as follows (in thousands):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$83,908	889	2,614	80,405	—
Operating lease obligations	41,054	15,694	24,316	1,044	—
Projected interest payments on long term debt(2)	29,047	5,718	18,750	4,579	—
Contingent earnout and purchase price adjustments(3)	11,899	11,299	600	—	—
Other long-term liabilities:
Non-vested options exercised(4)	925	355	23	547	—
Other	4,193	—	3,949	62	182
Total	$171,026	33,955	50,252	86,637	182

(1)          Trade accounts payable are not included in Contractual Obligations.

(2)          The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 31, 2005. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

(3)          See discussion below in “—Contingent Earnout Payments and Purchase Price Adjustments.”

(4)          See Note 17 to our consolidated financial statements included elsewhere in this report on Form 10-K.

Contingent Earnout Payments and Purchase Price Adjustments

We have an obligation to pay an “earnout” pursuant to a Stock Purchase Agreement, dated as of November 15, 2000, among InfraSource Incorporated, Blair Park Services, Inc., Sunesys, Inc. and the shareholders named therein. As of December 31, 2005, a $7.1 million liability was included in other liabilities—related parties in our consolidated financial statements. The earnout is payable in the first quarter of 2006.

Pursuant to the terms of the ITS acquisition agreement, a portion of the consideration was subject to a holdback provision. Under the terms of the holdback, we withheld $6.6 million in cash and 957,549 shares of the common stock we issued to the sellers. We finalized the working capital adjustment in July 2005 and released $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the agreement. At December 31, 2005, the remaining $3.3 million balance of the holdback was accrued in other liabilities—related parties in our consolidated balance sheet. The holdback payment and the remaining 478,774 shares were released in January 2006. We paid accrued interest on the cash portion of the holdback amount released to the sellers.

Pursuant to the terms of the EHV acquisition agreement, $0.6 million of the consideration was subject to a holdback provision. The holdback is payable in 2007 and payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us.

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

Operating Leases.   We enter into non-cancelable operating leases for many of our facilities, vehicles and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. We expense lease payments as incurred. At the end of the lease, we generally have no further obligation to the lessor. We may decide to cancel or terminate a lease before the end of its term, in which case we are liable to the lessor for the remaining lease payments under the term of the lease.

We have guaranteed a residual value on certain equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2005, the aggregate maximum guaranteed residual value is minimal. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Letters of Credit.   Some customers require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of us, such as to beneficiaries under our self-funded insurance programs, which constitute a significant portion of our outstanding letters of credit. Such letters of credit are issued under our revolving credit facility. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

At December 31, 2005, we had $32.3 million in letters of credit outstanding under our senior credit facility, primarily to secure obligations under our casualty insurance program. We expect to continue to utilize a significant portion of our letter of credit availability to maintain our insurance availability and cost structure. Although not actual borrowings, letters of credit do reflect potential liabilities under our senior credit facility and therefore are treated as a use of borrowing capacity thereunder, reducing our borrowing availability for other purposes. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2006. Upon maturity, we expect that the majority of these letters of credit will be renewed for subsequent one-year periods.

Surety Guaranties.   Consistent with industry practice, many customers, particularly in connection with fixed-price new construction contracts, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any reimbursements to our surety for bond-related costs. As of December 31, 2005, the total amount of bonded backlog was approximately $76.4 million.

Concentration of Credit Risk

We selectively grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally are entitled to payment for work performed and have certain lien rights on our services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. We believe we do not have any significant current exposure to collection of receivables from customers. Certain of our utility customers are experiencing challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed.

One customer, Exelon, accounted for $159.0 million, or 18%, of revenues for the year ended December 31, 2005. At December 31, 2005, Exelon represented $12.2 million, or approximately 9% of accounts receivables. No other customers represented 10% or more of accounts receivables or revenues as of, or for the year ended, December 31, 2005. Refer to Note 12 of our consolidated financial statements for additional information.

Employment Agreements

Certain of our management employment agreements contained “change-in-control” provisions which were triggered by the Merger. Costs of $2.6 million related to the “change-in-control” provisions were included as a component of merger related costs in our accompanying consolidated financial statements for the period from January 1, 2003 to September 23, 2003. Since September 23, 2003, we have entered into new employment agreements with certain management employees, which, in exchange for non-competition, non-solicitation and confidentiality agreements, provide in general that, if we terminate the employee’s employment without cause (as defined in the new employment agreements) or the employee terminates employment for good reason (as defined in the new employment agreements), we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility. We have the right to extend certain of those non-competition periods in exchange for increased severance payments at our option.

Related Party Transactions

In the normal course of business, we from time to time enter into transactions with related parties. Prior to the Merger, these transactions included network services work for Exelon or facility leases with prior owners all of the terms of which were negotiated on an “arm’s-length” basis and were subject to review by various state and federal regulatory bodies. Since that time, we have entered into transactions with our principal stockholders and some of our officers and employees. See Item 13 “Certain Relationships and Related Transactions” and Note 14 to our consolidated financial statements included elsewhere in this report on Form 10-K for more information.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. As modified by the SEC on April 15, 2005,

SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005.

We currently account for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Upon our adoption of SFAS 123R on January 1, 2006, we will begin recognizing an expense for unvested share-based compensation that has been issued as of January 1, 2006 and equity instruments issued after that date. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations and the classification of certain cash flows. We do not expect the adoption of SFAS No. 123R to have a significant impact on our financial position. The ultimate impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. See Note 15 to our consolidated financial statements for pro forma disclosure of results of operations and earnings per share under the fair value method of SFAS 123.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 3% tax deduction, which is phased up to 9%, on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and other applicable guidance that has been provided to date, we will likely be viewed as engaging in “qualified production activities” and, thus, be able to claim this tax deduction for 2005. We expect that this new tax provision will provide less than a $0.1 million tax benefit for the year ended December 31, 2005, which will not have a significant impact on our consolidated financial position, results of operations or cash flows.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. We have not historically and do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. On October 10, 2003, we entered into an interest rate swap agreement and an interest rate cap agreement with a term of three years, both of which qualify as cash flow hedges, to hedge the variability of cash flows related to our variable rate term loan. We are not exposed to any significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

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

Interest Rates.   As of December 31, 2005, our $83.8 million term loan facility was subject to floating interest rates. On October 10, 2003, we entered into an interest rate swap on a $70.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. Effective October 11, 2005, the notional amount of the interest rate swap decreased to $30.0 million. We also purchased a 4.00% interest rate cap that matures October 10, 2006 on $20.0 million of the notional amount. Effective October 11, 2005, the notional amount of the interest rate cap increased to $40.0 million. As of December 31, 2005, we had $13.8 million of our term loans subject to some floating rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.2 million. As of December 31, 2005, we had no borrowings under the revolving portion of our credit facility. See “—Liquidity and Capital Resources—Financing Arrangements” for further discussion of our debt instruments.

Currency Risk.   With our November 2005 acquisition of our Canadian subsidiary, we may be subject to currency fluctuations in the future. We do not expect any such currency risk to be material.

Gasoline and Diesel Fuel.   We have market risk for changes in the price of gasoline and diesel fuel. To the extent we cannot mitigate increases in fuel prices through surcharges and other contract provisions with our customers, our operating income will be affected. As of December 31, 2005, we did not have any fuel hedges in place.

ITEM 8.                FINANCIAL SUPPLEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Page
Management’s Report on Internal Control Over Financial Reporting	58
Reports of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2005	62
Consolidated Statements of Operations for the period January 1, 2003 to September 23, 2003 (Predecessor entity- InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	63
Consolidated Statements of Comprehensive Income (Loss) for the period January 1, 2003 to September 23, 2003 (Predecessor entity-InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	64
Consolidated Statements of Shareholders’ Equity for the period January 1, 2003 to September 23, 2003 (Predecessor entity-InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	65
Consolidated Statements of Cash Flows for the period January 1, 2003 to September 23, 2003 (Predecessor entity-InfraSource Incorporated and Subsidiaries), the period May 30, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	66
Notes to Consolidated Financial Statements	68
Schedule II—Valuation and Qualifying Accounts	123

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2005 using the framework specified in Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of InfraSource Services, Inc.:

We have completed an integrated audit of InfraSource Services, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InfraSource Services, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period May 30, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
InfraSource Incorporated:

In our opinion, the accompanying consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows of InfraSource Incorporated and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 2003 to September 23, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 1, 2006

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,222	$24,287
Restricted cash	5,000	—
Contract receivables (less allowances for doubtful accounts of $3,305 and $3,184, respectively)	104,840	137,762
Costs and estimated earnings in excess of billings	59,640	84,360
Inventories	9,864	9,183
Deferred income taxes	2,886	4,732
Other current assets	10,781	7,074
Current assets—discontinued operations	10,699	—
Total current assets	224,932	267,398
Property and equipment (less accumulated depreciation of $30,636 and $55,919, respectively)	143,532	144,200
Goodwill	134,478	138,054
Intangible assets (less accumulated amortization of $14,950 and $19,861, respectively)	6,795	1,884
Deferred charges and other assets, net	11,766	10,501
Deferred income taxes	1,187	—
Noncurrent assets—discontinued operations	1,732	—
Total assets	$524,422	$562,037
Current liabilities:
Current portion of long-term debt	$886	$889
Current portion of capital lease obligations	14	—
Other liabilities—related parties	3,904	11,299
Accounts payable	33,342	44,939
Accrued compensation and benefits	17,525	20,092
Other current and accrued liabilities	19,570	20,877
Accrued insurance reserves	26,042	30,550
Billings in excess of costs and estimated earnings	10,728	15,012
Deferred revenues	5,359	6,590
Current liabilities—discontinued operations	8,526	—
Total current liabilities	125,896	150,248
Long-term debt, net of current portion	83,878	83,019
Long-term debt—related party	1,000	—
Deferred revenues	16,935	17,826
Other long-term liabilities—related parties	8,493	420
Deferred income taxes	—	3,370
Other long-term liabilities	4,226	5,298
Non-current liabilities—discontinued operations	11	—
Total liabilities	240,439	260,181
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized—12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized—120,000,000 shares; issued and outstanding—38,942,728 and 39,396,694, respectively)	39	39
Treasury stock at cost (0 and 29,870, respectively)	—	(137)
Additional paid-in capital	272,954	278,387
Deferred compensation	(329)	(1,641)
Retained earnings	10,911	24,640
Accumulated other comprehensive income	408	568
Total shareholders’ equity	283,983	301,856
Total liabilities and shareholders’ equity	$524,422	$562,037

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period May 30 to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Contract revenues	$329,150	$106,294	$642,567	$865,527
Contract revenues—related parties	53,477	28,902	—	—
Total contract revenues	382,627	135,196	642,567	865,527
Cost of revenues	339,480	112,586	540,789	761,215
Gross profit	43,147	22,610	101,778	104,312
Selling, general and administrative expenses	41,407	14,144	63,915	75,320
Merger related costs	16,242	—	(228)	218
Provision (recoveries) of uncollectible accounts	236	178	(299)	156
Amortization of intangible assets	—	2,600	12,350	4,911
Income (loss) from operations	(14,738)	5,688	26,040	23,707
Interest income	1,376	60	572	426
Interest expense and amortization of debt discount	(27)	(3,966)	(10,178)	(8,157)
Loss on early extinguishment of debt	—	—	(4,444)	—
Other income (expense)	(3,053)	(88)	2,366	6,663
Income (loss) before income taxes	(16,442)	1,694	14,356	22,639
Income tax expense (benefit)	(5,240)	716	5,856	9,709
Income (loss) from continuing operations	(11,202)	978	8,500	12,930
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $(6,503), $193, $305 and $(674), respectively)	(12,316)	281	480	(1,033)
Gain on disposition of discontinued operation (net of income tax provision of $0, $0, $410 and $1,372, respectively)	—	—	596	1,832
Income (loss) before extraordinary item	(23,518)	1,259	9,576	13,729
Extraordinary item, net of tax of $51	—	76	—	—
Net income (loss)	$(23,518)	$1,335	$9,576	$13,729
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.24)	$0.09	$0.24	$0.33
Income (loss) from discontinued operations	(0.26)	0.02	0.01	(0.03)
Gain on disposition of discontinued operation	—	—	0.02	0.05
Extraordinary item	—	0.01	—	—
Net income (loss)	$(0.50)	$0.12	$0.27	$0.35
Weighted average basic common shares outstanding	47,585	10,782	35,172	39,129
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.24)	$0.09	$0.23	$0.32
Income (loss) from discontinued operations	(0.26)	0.02	0.01	(0.03)
Gain on disposition of discontinued operation	—	—	0.02	0.05
Extraordinary item	—	0.01	—	—
Net income (loss)	$(0.50)	$0.12	$0.26	$0.34
Weighted average diluted common shares outstanding	47,585	11,031	36,139	39,943

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Period January 1 to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period May 30 to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net income (loss)	$(23,518)	$1,335	$9,576	$13,729
Foreign currency translation adjustments, net of tax benefit of $108, $0, $0 and $0	(75)	—	—	88
Fair value adjustments on derivatives, net of tax expense of $0, $9, $271 and $89	—	14	394	72
Comprehensive income (loss)	$(23,593)	$1,349	$9,970	$13,889

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

Accumulated Other Comprehensive Income (Loss)
Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Deferred	Fair Value Adjustment	Foreign Currency Translation	Retained Earnings
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	on Derivatives	Adjustment	(Deficit)	Total

Predecessor entity—InfraSource Incorporated and Subsidiaries:
Balance as of December 31, 2002	—	$ —	45,828,373	$ 4	(212,758)	$ (1,784)	$ 540,681	$ —	$ (75)	$ —	$ (165,105)	$ 373,721
Treasury stock	—	—	936,700	—	(936,700)	(6,998)	6,987	—	—	—	—	(11)
Contribution from parent	—	—	—	—	—	—	2,954	—	—	—	—	2,954
Issuance of preferred stock	1	—	—	—	—	—	4,100	—	—	—	—	4,100
Distribution of net assets of Non—Acquired Group to Parent (Note 3)	—	—	—	—	—	—	(97,199)	—	—	—	—	(97,199)
Net loss	—	—	—	—	—	—	—	—	—	—	(23,593)	(23,593)
Other comprehensive income	—	—	—	—	—	—	—	—	75	—	—	75
Balance as of September 23, 2003	1	$ —	46,765,073	$ 4	(1,149,458)	$ (8,782)	$ 457,523	$ —	$ —	$ —	$ (188,698)	$ 260,047

InfraSource Services, Inc. and Subsidiaries:
Balance as of May 30, 2003	—	$ —	—	$ —	—	$ —	$ —	$ —	$ —	$ —	$ —	—
Common stock issued	—	—	19,914,840	20	—	—	91,480	—	—	—	—	91,500
Deferred compensation	—	—	—	—	—	—	215	(215)	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	1,335	1,335
Other comprehensive income	—	—	—	—	—	—	—	—	14	—	—	14
Balance as of December 31, 2003	—	$ —	19,914,840	$ 20	—	$ —	$ 91,695	$ (215)	$ 14	$ —	$ 1,335	$ 92,849
Common Stock issued:
Acquisition of Maslonka	—	—	4,330,820	4	—	—	50,667	—	—	—	—	50,671
Company management	—	—	37,367	—	—	—	437	—	—	—	—	437
Principal shareholders	—	—	5,894,583	6	—	—	27,079	—	—	—	—	27,085
Initial public offering	—	—	8,500,000	9	—	—	100,773	—	—	—	—	100,782
Vesting of early exercised options	—	—	154,786	—	—	—	715	—	—	—	—	715
Unearned compensation	—	—	—	—	—	—	212	(212)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	98	—	—	—	98
Stock options exercised	—	—	70,847	—	—	—	326	—	—	—	—	326
Income tax benefit from options exercised	—	—	—	—	—	—	664	—	—	—	—	664
Issuance of shares under employee stock purchase plan	—	—	39,485	—	—	—	386	—	—	—	—	386
Net income	—	—	—	—	—	—	—	—	—	—	9,576	9,576
Other comprehensive income	—	—	—	—	—	—	—	—	394	—	—	394
Balance as of December 31, 2004	—	$ —	38,942,728	$ 39	—	$ —	$ 272,954	$ (329)	$ 408	$ —	$ 10,911	$ 283,983
Vesting of early exercised options	—	—	103,263	—	—	—	475	—	—	—	—	475
Treasury stock	—	—	29,870	—	(29,870)	(137)	137	—	—	—	—	—
Unearned compensation	—	—	—	—	—	—	2,092	(2,092)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	780	—	—	—	780
Stock options exercised	—	—	176,997	—	—	—	888	—	—	—	—	888
Income tax benefit from options exercised	—	—	—	—	—	—	545	—	—	—	—	545
Issuance of shares under employee stock purchase plan	—	—	143,836	—	—	—	1,296	—	—	—	—	1,296
Net income	—	—	—	—	—	—	—	—	—	—	13,729	13,729
Other comprehensive income	—	—	—	—	—	—	—	—	72	88	—	160
Balance as of December 31, 2005	—	$ —	39,396,694	$ 39	(29,870)	$ (137)	$ 278,387	$ (1,641)	$ 480	$ 88	$ 24,640	$ 301,856

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Period January 1 to September 23, 2003 Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period May 30 to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$(23,518)	$1,335	$9,576	$13,729
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Income) loss from and gain on sale of discontinued operations—net of tax	12,316	(281)	(1,076)	(799)
Extraordinary (gain)—net of taxes	—	(76)	—	—
Depreciation	20,917	5,302	24,829	27,661
Amortization of intangibles	—	2,600	12,350	4,911
Gain on sale of assets	(479)	(45)	(1,412)	(2,714)
Deferred income taxes	(7,533)	(1,743)	(7,613)	3,444
Loss on early extinguishment of debt	—	—	4,444	—
Reversal of litigation judgment	—	—	—	(4,279)
Other	860	886	(1,459)	(1,341)
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	15,281	(10,461)	(22,939)	(31,624)
Contract receivables due from related parties, net	(2,068)	—	14,617	—
Costs and estimated earnings in excess of billings, net	(22,771)	4,966	(14,431)	(20,437)
Inventories	(2,591)	1,954	(3,034)	992
Due from affiliates	(9,552)	6,068	—	—
Other current assets	1,503	(2,907)	(3,175)	3,834
Deferred charges and other assets	(216)	1,171	(738)	642
Accounts payable	(3,875)	(1,615)	6,997	12,173
Other liabilities — related parties	—	—	—	(2,988)
Accrued taxes due to related parties	3,847	—	—	—
Other current and accrued liabilities	13,230	(13,586)	(8,750)	9,037
Accrued insurance reserves	8,026	587	6,279	4,508
Deferred revenue	9,196	3,677	6,150	2,122
Other liabilities	5,179	(284)	(241)	535
Net cash flows provided by (used in) operating activities from continuing operations	17,752	(2,452)	20,374	19,406
Net cash flows (used in) provided by operating activities from discontinued operations	(2,484)	58	2,331	(337)
Net cash flows provided by (used in) operating activities	15,268	(2,394)	22,705	19,069
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(207,866)	(44,163)	(3,472)
Proceeds from restricted cash	—	—	—	5,000
Proceeds from sale of discontinued operations	—	—	9,562	7,164
Proceeds from sales of equipment	3,833	1,185	3,655	5,396
Additions to property, plant and equipment	(16,292)	(3,685)	(25,331)	(30,541)
Net cash flows used in investing
activities from continuing operations	(12,459)	(210,366)	(56,277)	(16,453)
Net cash flows provided by (used in) investing activities from discontinued operations	4,995	(51)	(778)	(222)
Net cash flows used in investing activities	(7,464)	(210,417)	(57,055)	(16,675)
Cash flows from financing activities:
Borrowings of long-term debt	—	140,095	—	—
Repayments of long-term debt and capital lease obligations	(236)	(420)	(84,301)	(1,904)
Debt issuance costs	—	(6,344)	(1,588)	(169)
Purchase of treasury stock	(6,998)	—	—	—
Redemption of redeemable stock	(2,954)	—	—	—
Proceeds from exercise of stock options and employee stock purchase plan	—	—	2,962	2,184
Proceeds from sale of common stock	—	91,500	128,039	—
Net cash flows (used in) provided by financing activities from continuing operations	(10,188)	224,831	45,112	111

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

Net cash flows provided by (used in) financing activities from discontinued operations	(936)	—	(1,000)	—
Net cash flows (used in) provided by financing activities	(11,124)	224,831	44,112	111
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(3,320)	12,020	9,762	2,505
Cash and cash equivalents provided by (transferred to) discontinued operations	(1,575)	(7)	(553)	559
Cash and cash equivalents—beginning of period	20,784	—	12,013	21,222
Effect of exchange rates on cash	—	—	—	1
Cash and cash equivalents—end of period	$15,889	$12,013	$21,222	$24,287
Supplemental Cash Flow Information:
Interest	$129	$1,878	$8,159	$6,946
Taxes	3,336	515	17,267	12,129
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contribution receivable from Parent	$2,954	$—	$—	$—
Issuance of preferred stock	4,100	—	—	—
Distribution of net assets of Non-Acquired Group to Parent	97,199	—	—	—
Distribution of property and equipment owed to related party	—	—	7,218	—
Loss on early extinguishment of the note payable to Exelon	—	—	4,444	—
Accounts payable balance related to purchases of PP&E	$203	$476	$1,652	$1,078
We acquired all of the voting interests of Maslonka for $83,184 in January, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$41,799	$(102)
Goodwill	—	—	62,723	415
Liability to sellers for taxes and cash holdback	—	—	(7,204)	3,745
Liabilities assumed	—	—	(21,450)	(201)
Equity issued to sellers	—	—	(50,671)	—
Cash paid for acquisition, net of cash acquired	—	—	(25,197)	(3,857)
We acquired substantially all of the assets of Utili-Trax for $5,304 in August, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$4,506	$—
Goodwill	—	—	1,298	—
Liabilities assumed	—	—	(500)	—
Cash paid for acquisition, net of cash acquired	—	—	(5,304)	—
We acquired substantially all of the assets of certain EnStructure companies for $20,924 in September, 2004
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$22,274	$38
Liabilities assumed	—	—	(1,350)	—
Cash paid for acquisition, net of cash acquired	—	—	(20,924)	(38)
We acquired all of the voting interests of EHV companies for $4,205 in November, 2005
In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$—	$4,630
Liabilities assumed	—	—	—	(596)
Liability to sellers for cash holdback	—	—	—	(600)
Cash paid for acquisition, net of cash acquired	—	—	—	(3,434)

The accompanying notes are an integral part of these consolidated financial statements.

1. Background and Summary of Significant Accounting Policies

Organization and Description of Business:   InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries (formerly known as Dearborn Holdings Corporation) are referred to herein as “the Company,” “we,” “us,” or “our,” except where it is clear from the context that such items mean only InfraSource. In June 2003, OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships, each acquired fifty shares of our common stock at a nominal purchase price. As more fully described in Note 2, on September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group” or the “predecessor entity”), pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. The Principal Stockholders own approximately 61% of our common stock.

We operate in two business segments. Our Infrastructure Construction Services (“ICS”), provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment leases point-to-point telecommunications infrastructure in select markets, as well as, provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple service territories throughout the United States. We do not have significant operations or assets outside the United States. We acquired our Canadian subsidiary in November of 2005, which represented less than 1% of our revenue in 2005.

Basis of Presentation:   The accompanying consolidated financial statements reflect our financial position as of December 31, 2004 and 2005 and our results of operations and cash flows for the period May 30, 2003 (date of inception) to December 31, 2003 and the years ended December 31, 2004 and 2005. The results of operations and cash flows of our predecessor entity are presented for the period January 1, 2003 to September 23, 2003. We had no operating activity prior to acquiring the InfraSource Group in the Merger consummated on September 24, 2003 (see Note 2). Subsidiaries of InfraSource Incorporated which were not acquired in the Merger (the “Non-Acquired Group”) were distributed to our former parent, Exelon Enterprises Company LLC (“Enterprises”), a wholly owned subsidiary of Exelon Corporation (collectively, “Exelon”) prior to the Merger. These subsidiaries are reflected as discontinued operations in the accompanying financial statements as of September 23, 2003 and for all periods prior to the Merger (see Note 3).

Substantially all outstanding amounts among InfraSource Incorporated and its acquired and non-acquired subsidiaries were settled in full pursuant to the Board of Director’s approved capital contributions during fiscal 2003, prior to the Merger. InfraSource Incorporated also sponsored and maintained group insurance and certain employee benefit plans, including a stock option plan (see Note 17) and a medical plan in which these subsidiaries participated, with related plan costs charged to the subsidiaries. InfraSource Incorporated was the issuer of InfraSource Incorporated common stock, redeemable common stock and preferred stock (see Note 15), each of which is included in the accounts of the InfraSource Group in the accompanying consolidated financial statements for all periods prior to the Merger. Pursuant to the Merger, all InfraSource Incorporated outstanding common and preferred stock were redeemed and all outstanding common stock options were canceled for nominal consideration.

During the period ended December 31, 2003, we committed to a plan to sell substantially all of the assets of OSP Consultants, Inc. and subsidiaries (“OSP”). Additionally during the years ended December 31, 2004 and 2005, we committed to plans to sell substantially all of the assets of Utility

Locate & Mapping Services, Inc. (“ULMS”) and Electric Services, Inc. (“ESI”), respectively. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP, ULMS and ESI are reflected as discontinued operations in our accompanying financial statements through their respective dates of disposition (see Note 3). We do not allocate corporate debt and interest expense to discontinued operations. Only debt amounts that are specific to the discontinued operations will be reflected in discontinued operations.

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications:   Certain amounts in the accompanying financial statements have been reclassified for comparative purposes.

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

Changes in Estimates:   In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimates are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the notes to our consolidated financial statements.

Revenue Recognition:   Revenues from services provided to customers are reported as earned and are recognized when services are performed. Unbilled revenues represent amounts earned and recognized in the period for which billings are issued in a subsequent period and are included in costs and estimated earnings in excess of billings.

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

In accordance with industry practice, the classification of construction contract-related current assets and current liabilities are based on our contract performance cycle, which may exceed one year. Accordingly, retainage receivables, which are classified as current, will include certain amounts which may not be collected within one year. The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the majority of the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances are included in contract receivables. Costs and estimated earnings in excess of billings primarily relate to revenues for completed but unbilled units under unit based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for non-unit based contracts. For those contracts in which billings exceeded contract revenues recognized to date, such excesses are included in billings in excess of costs and estimated earnings in the accompanying balance sheets.

Contract receivables are recorded at the invoiced amount and do not bear interest. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. We review our allowance for doubtful accounts quarterly. Amounts are written off against the allowance when deemed uncollectible. We do not have any off balance sheet credit exposure related to our customers.

Cash and Cash Equivalents:   Cash and cash equivalents include instruments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Restricted Cash:   Restricted cash included a time deposit that was pledged for a letter of credit, which matured in March 2005.

Inventories:   Inventories consist primarily of materials and supplies used in the ordinary course of business and are stated at the lower of cost or market, as determined by the first-in, first-out or the specific identification method.

Other Current Assets:   Other current assets consist primarily of prepaid insurance, taxes and expenses. These costs are expensed ratably over the related periods of benefit.

Property and Equipment:   Property and equipment are stated at cost. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which principally range from three to ten years for furniture, vehicles, machinery and equipment, and 25 to 40 years for buildings. The useful life of leasehold improvements is based on the term of the lease. For certain assets, we utilize other methods of depreciation, including accelerated and units of production methods, as these methods more accurately reflect cost recovery related to these assets. For small tools used in the completion of services, depreciation is based on the composite group remaining life method of depreciation, with straight-line composite rates determined on the basis of equal life groups for certain categories of tools acquired in a given period. Under this method, normal asset retirements, net of salvage value, are charged to accumulated depreciation. Assets under capital leases and leasehold improvements are amortized over the lesser of the lease term or the asset’s estimated useful life. Major modifications which extend the useful life of the assets are capitalized and amortized over the adjusted remaining useful life of the assets. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized in current operations.

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

Debt Issuance Costs:   Costs associated with our debt are capitalized and included in deferred charges and other assets, net. Debt issuance costs are amortized into interest expense over the lives of the respective debt instruments. As of December 31, 2004 and 2005, capitalized debt issuance costs, net of amortization, were $6.6 million and $5.3 million, respectively. For the period May 30, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005, amortization expense was $0.2 million, $1.1 million and $1.4 million, respectively.

Goodwill and Intangible Assets:   Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step which is performed at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. We generally complete our annual analysis of our five reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense.

We amortize intangible assets, consisting of construction backlog and volume agreements from acquired businesses as those assets are utilized or on a straight line basis over the one to five year life of these agreements (see Note 8). During the year ended December 31, 2004, we revised our estimates for intangible asset amortization related to backlog and volume agreements to more accurately reflect revenue derived from those intangibles. In the first quarter of 2004, we began calculating amortization expense using actual volume, rather than volume estimates derived from third-party valuations. For the year ended December 31, 2004, the change in our volume based estimate resulted in a $0.8 million decrease in net income and a $0.02 decrease in both basic and diluted net income per share.

Accounting for the Impairment of Long-Lived Assets:   We account for impairment of long-lived assets in accordance with SFAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such impairment was recorded as of December 31, 2004 or 2005. Assets to be disposed of are reclassified to assets held for sale at the lower of their carrying value amount or fair value less costs to sell.

Income Taxes:   We account for income taxes using the provision of SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for at the currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items. The InfraSource Group was included in the consolidated federal income tax return of Exelon for the period ended September 23, 2003.

Translation of Financial Statements:   Balance sheets for foreign operations are translated into U.S. dollars at the year-end exchange rates, while statements of operations are translated at average rates.

Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss). The functional currency of our foreign subsidiary is the Canadian dollar.

Other Comprehensive Income (Loss):   Other comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. During the period January 1, 2003 through September 23, 2003, the InfraSource Group recognized other comprehensive loss of $0.1 million associated with a foreign currency translation adjustment recorded prior to 2001, due to non-recoverability from foreign operations. For the period May 30, 2003 through December 31, 2003 and the years ended December 31, 2004 and 2005, we have recorded other comprehensive income of $0.1 million, $0.4 million and $0.1 million, respectively, related to the fair value of the interest rate swap and cap we entered into in October 2003 (see Note 10). Also during the year ended December 31, 2005, we recorded other comprehensive income of $0.1 million for the foreign currency translation adjustment related to our Canadian operations.

Stock Option Plan:   The InfraSource Group had a stock-based employee compensation plan for all periods prior to the Merger. At December 31, 2004 and 2005, we have stock-based employee compensation plans which are described more fully in Note 17. We account for the plans in accordance with Accounting Principles Board of Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. Under APB 25, we recognize no compensation expense related to employee stock options, unless options are granted at a price below the market price on the day of the grant. As more fully described in Note 15, all of the InfraSource Group’s outstanding common stock options were cancelled for nominal consideration as of September 18, 2003, in anticipation of the Merger.

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

Earnings Per Share:   Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share includes only the weighted average number of common shares outstanding during the period, as adjusted for the effect of the bonus element of the rights issue (see Note 16). Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period, when such instruments are dilutive.

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

Fair Value of Financial Instruments:   The carrying values of cash and cash equivalents, contract receivables, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the capital lease obligations approximate fair value because they bear interest rates currently available to us for debt with similar terms and remaining maturities. The fair value of our debt instruments are discussed in Note 9.

Warranty Costs:   We do not have a general warranty program. For certain contracts, we warrant labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon management’s estimate of future costs. As of December 31, 2004 and 2005, our accrued warranty costs, included in accrued liabilities, was $0.3.million and $0.2 million, respectively.

Collective Bargaining Agreements:   Certain of our subsidiaries are party to various collective bargaining agreements for certain of their employees. The agreements require such subsidiaries to pay specified wages and provide for certain benefits to their union employees. These agreements expire at various times.

Litigation Costs:   Legal settlements are accrued if they are probable and can be reasonably estimated. Costs incurred for litigation are expensed as incurred.

Self-Insurance:   The InfraSource Group was insured for workers’ compensation and employer’s liability, auto liability and general liability claims, subject to a deductible of $0.5 million per occurrence for the year ended December 31, 2003 and for the period January 1, 2004 through September 30, 2004. As of October 1, 2004, we have agreements to insure us for workers’ compensation and employer’s liability, auto liability and general liability, subject to a deductible of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. Losses up to the stop loss amounts are accrued based upon our estimate of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts, actuarial estimates and historical trends. Management believes such accruals to be adequate; however, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. In addition, claims covered by the insurance carrier are accrued, with corresponding receivable amounts in our consolidated balance sheets.

During the period January 1, 2003 through September 23, 2003, the InfraSource Group recorded an increase of $8.7 million to its estimated claims liability related to periods 2002 and prior, based upon changes in actuarial estimates related to incurred claims losses for these periods. During the year ended December 31, 2005, we recorded an adjustment to reduce our insurance expense by $1.3 million as a result of updated actuarial estimates reflecting favorable loss development in our self insured retentions. At December 31, 2004 and 2005, the amounts accrued for self-insurance claims by us were $26.0 million and $30.6 million, respectively.

New Accounting Pronouncements:   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005.

We currently account for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Upon our adoption of SFAS 123R on January 1, 2006, we will begin recognizing an expense for unvested share-based compensation that has been issued as of January 1, 2006 and for equity instruments issued after that date. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations and the classification of certain cash flows. We do not expect the adoption of SFAS No 123R to have a significant impact on our financial position. The ultimate impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. See Note 15 for pro forma disclosure of results of operations and earnings per share under the fair value method of SFAS 123.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 3% tax deduction, which is phased up to 9%, on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and other applicable guidance that has been provided to date, we will likely be viewed as engaging in “qualified production activities” and, thus, be able to claim this tax deduction in 2005. We expect that this new tax provision will provide less than a $0.1 million tax benefit for the year ended December 31, 2005, which will not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

In accordance with the terms of the Merger, the purchase price was subject to adjustment based upon the determination of adjusted working capital as of September 23, 2003. We finalized the working capital adjustment, as well as various other purchase price contingencies, during the year ended December 31, 2004, resulting in a payment to us from Exelon of approximately $7.7 million, including interest of approximately $0.2 million. During the year ended December 31, 2004, we also finalized certain allocation estimates, including the valuation of certain specialty equipment acquired. The aggregate effect of these purchase price adjustments was a decrease to goodwill of approximately $0.9 million. During the year ended December 31, 2005, we decreased goodwill by $0.9 million as a result of recording a deferred tax asset related to net operating loss carryforward benefits acquired in the Merger. Intangible assets related to contracted volumes of work were valued at $8.0 million. Both the goodwill and the intangible assets are deductible for tax purposes over 15 years.

In addition to the Merger related purchase accounting adjustments, goodwill also increased during the years ended December 31, 2003, 2004 and 2005 by $0.3 million, $2.5 million and $1.9 million, respectively, for additional contingent purchase price consideration to the former owners of Blair Park Services, Inc.

and Sunesys, Inc. (collectively “Blair Park”). Blair Park was acquired by InfraSource Incorporated in 2001. As of December 31, 2004 and 2005, the aggregate liability of $5.2 and $7.1 million, respectively, for contingent purchase price consideration to the former owners of Blair Park was accrued in other liabilities—related parties on the consolidated balance sheets. This amount represents the minimum liability due to the former owners pursuant to the terms of the Blair Park purchase agreement, determined based upon the net present value of contract-related future cash flows for certain fiber-optic facilities acquired. Under this agreement, net present values in excess of specified thresholds accrue in favor of the former owners over the five-year period subsequent to the Blair Park acquisition, which ended on December 31, 2005. The $7.1 million contingent consideration is expected to be paid during the first quarter of 2006.

As of December 31, 2004 and 2005, goodwill related to the Merger, was $70.5 and $71.4 million, respectively. As of December 31, 2005, $10.0 million and $61.4 million of the Merger goodwill is related to our TS and ICS segment, respectively. Since Blair Park is part of our TS segment, adjustments for the former owners additional contingent purchase price was recorded in the TS segment.

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

During the year ended December 31, 2004, we recorded a net credit to merger related expense of $0.2 million for retention bonuses accrued at the closing of the Merger which have been determined to benefit future periods. Approximately $0.2 million for these retention bonuses was charged to merger related costs during the year ended December 31, 2005.

The Merger was accounted for using the purchase method of accounting. The aggregate purchase price of the Merger is as follows:

(in thousands)
Cash paid, net of cash acquired	$207,546
Estimated fair market value of subordinated note payable issued to Exelon, (note plus cumulative interest payments of $21,299 discounted) net of discount of $26,499	23,111
Working capital adjustment	(7,430)
Financing costs	6,344
Professional fees and other transaction costs	1,965
Total purchase price consideration	$231,536

The purchase price of the assets acquired and liabilities assumed in the Merger were allocated as follows:

(in thousands)
Contract receivables, net	$75,969
Costs and estimated earnings in excess of billings	42,938
Inventory	10,703
Other current assets	7,572
Property and equipment	132,285
Goodwill	71,392
Intangibles	8,000
Other non-current assets	8,695
Long term deferred tax asset	931
Accounts payable and accrued expenses	(93,721)
Billings in excess of costs and estimated earnings	(9,680)
Other liabilities	(3,541)
Other non-current liabilities	(20,007)
Total net assets acquired	$231,536

Acquisition of ULMS:   On December 9, 2003, we acquired ULMS from Enterprises, in exchange for an increase in the subordinated note payable to Enterprises of $1.0 million. We purchased all of the net assets of ULMS and recorded the transaction using the purchase method of accounting. The fair value of ULMS’s net assets acquired, of approximately $1.0 million, exceeded the discounted value of the subordinated note, which was $0.9 million, resulting in negative goodwill. After writing down the fair value of all eligible assets as defined in FASB No. 141, “Business Combinations”, the remaining unallocated negative goodwill was recognized as an extraordinary gain of approximately $0.1 million (net of tax) in the statement of operations for the period May 30, 2003 through December 31, 2003.

Under the terms of the agreement in connection with the purchase of ULMS, we were entitled to additional working capital of $0.4 million from Exelon, which was received in conjunction with the Merger working capital settlement in the third quarter of 2004. ULMS is reflected as a discontinued operation in the accompanying consolidated statements of operations (see Note 3).

Acquisition of ITS:   On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates, Inc. or Maslonka (which we recently re-branded as “InfraSource Transmission Services Company,” or “ITS”), a complementary infrastructure services business, for total purchase price consideration of $83.2 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. Under terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. We finalized the working capital adjustment in July 2005 and released half of the holdback equal to $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the agreement. The balance of the holdback including accrued interest and the remaining 478,774 shares were released in January 2006. Of the cash holdback amount, $5.5 million was contingent upon ITS’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. During the year ended December 31, 2005, the working capital settlement and remaining purchase price adjustments caused an increase to our goodwill balance of $0.4 million. The results of ITS are included in our consolidated results beginning January 27, 2004.

Additionally, at the time of the acquisition, ITS had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. As required under the acquisition agreement, we reimbursed the Maslonka stockholders for the $5.0 million in the third quarter of 2004. After giving effect to the holdback and the reimbursement of the time deposit account, the amount paid at closing was $26.7 million in cash and 3,373,271 shares of our common stock. We financed the cash portion of the ITS acquisition with cash on hand and the issuance of 5,931,950 shares of our common stock to our principal stockholders and certain members of our management team for cash of $27.5 million.

Intangible assets consisting of construction backlog were valued at $11.5 million and were amortized over the life of the related contracts. The amortization of these intangible assets as well as the goodwill of $63.1 million is not deductible for tax purposes. Since ITS is part of our ICS segment, all resulting goodwill is included in the ICS segment.

The aggregate purchase price for the ITS acquisition is as follows:

(in thousands)
Cash paid to sellers, including cash holdback	$18,179
Transaction costs	565
Repayment of debt and capital leases	10,314
Equity issued to sellers	50,671
Liability to sellers for remaining cash holdback of purchase price	3,455
Total purchase price consideration	$83,184

The purchase price was allocated to the assets acquired and liabilities assumed as follows:

(in thousands)
Contract receivables	$6,172
Costs and estimated earnings in excess of billings	6,437
Deferred tax asset—current	1,542
Other current assets	1,166
Property and equipment	9,561
Goodwill	63,138
Intangible assets	11,500
Other non-current assets	5,319
Accounts payable and accrued expenses	(15,853)
Long-term debt	(1,000)
Deferred tax liability	(4,798)
Total net assets acquired	$83,184

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

The purchase price was allocated to the assets acquired and liabilities assumed as follows:

(in thousands)
Contract receivables	$469
Costs and estimated earnings in excess of billings	616
Other current assets	88
Property and equipment	2,399
Goodwill	1,298
Intangible asset	935
Accounts payable and accrued expenses	(501)
Accounts payable and accrued expenses
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

Acquisition of EHV:   On November 14, 2005, we acquired all of the voting interests of EHV Power Corporation (“EHV”), a Canadian company that specializes in splicing of underground high voltage electric transmission cables, for total purchase price consideration of $4.0 million, which includes transaction costs and a $0.6 million holdback payment which is payable in 2007. Payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us. The allocation of the purchase price is subject to a working capital adjustment, which is expected to be finalized during the first quarter of 2006. Goodwill is not deductible for tax purposes. The results of EHV are included in our consolidated results beginning November 14, 2005. As EHV is part of our ICS segment, all resulting goodwill is included in the ICS segment.

The preliminary purchase price for the acquisition of EHV is as follows:

(in thousands)
Cash paid to sellers, net of cash acquired	$3,243
Transaction costs	191
Liability to sellers for cash holdback of purchase price	600
$4,034

The preliminary purchase price has been initially allocated to the assets acquired and liabilities assumed as follows:

(in thousands)
Contract receivables	$1,453
Other current assets	412
Property and equipment	585
Goodwill	2,180
Accounts payable and accrued expenses	(564)
Long-term debt	(32)
Total net assets acquired	$4,034

Pro Forma Financial Information:   The following table provides pro forma unaudited consolidated statements of operations data as if the Merger and the ITS, Utili-Trax and EnStructure acquisitions had occurred on January 1, 2003:

	Pro forma results for the year ended December 31, 2003 (unaudited)	Pro forma results for the year ended December 31, 2004 (unaudited)
Contract revenues	$642,242	$701,800
Loss before extraordinary item	(37,735)	(12,634)
Net loss	(37,659)	(12,634)
Earnings Per Share Data:
Weighted average basic and diluted common shares outstanding	21,045	35,939
Basic and diluted net loss per share	$(1.79)	$(0.35)

The predecessor’s historical results have been adjusted to reflect the pro forma effects of the Merger. The principal adjustments include (1) the effects on depreciation expense (which is included in cost of revenues and selling, general and administrative expenses) resulting from changes in lives and book basis of certain fixed assets; (2) additional amortization of intangible assets resulting from the Merger; and (3) related income tax effects of the previously mentioned adjustments. Pro forma results of operations for the years ended December 31, 2003 and 2004 presented above have been adjusted to reflect ITS, Utili-Trax and EnStructure historical operating results prior to their acquisitions, after giving effect to adjustments directly attributable to the transactions that are expected to have a continuing effect. Such adjustments include (1) amortization of intangible assets acquired and recorded in accordance with the provisions of SFAS No. 141, and related income tax effects; (2) the effects of depreciation expense resulting from changes in lives and book basis of certain fixed assets; (3) the elimination of interest expense resulting from the repayment of ITS debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of our common stock to the sellers in the ITS acquisition and to the Principal Stockholders and certain members of our management to finance a portion of the purchase price.

The pro forma results for the year ended December 31, 2004 include a charge of $31.3 million for deferred compensation expense, which was recorded in ITS’s historical results of operations, and $1.5 million for transaction costs related to the ITS acquisition. The pro forma results for the year ended December 31, 2003 include Merger related expenses of $16.2 million.

EHV and ULMS were not significant acquisitions and therefore are not reflected in our pro forma information. The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the 2003 and 2004 acquisitions been made as of January 1, 2003 and 2004, respectively, or of results that may occur in the future.

3. Discontinued Operations

The results of operations and cash flows of the Non-Acquired Group subsidiaries are presented as discontinued operations through September 23, 2003, with all prior periods reclassified in accordance with this presentation. Prior period results include results from the dates of acquisition by the InfraSource Group of subsidiaries included in the Non-Acquired Group.

During 2003, subsequent to the Merger, we committed to a plan to sell substantially all of the assets of OSP. On September 21, 2004, we completed the sale of substantially all of the assets of RJE Telecom, Inc. (“RJE”), a wholly owned subsidiary of OSP, for aggregate cash proceeds of $9.4 million, net of transaction costs. The sale of RJE assets resulted in a gain of $0.6 million (net of $0.4 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations. The RJE sale completed our commitment to sell substantially all of the assets of OSP. RJE was part of our TS segment.

In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of ULMS. On August 1, 2005, we sold certain assets of ULMS for a cash purchase price of approximately $0.4 million. We also received an advance of $0.3 million from the buyer for contingent consideration. The sale of ULMS assets resulted in a loss of $0.2 million (net of $0.2 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations. ULMS was part of our ICS segment.

In the second quarter of 2005, we committed to a plan to sell substantially all of the assets of ESI. On August 1, 2005, we sold the stock of ESI for a cash purchase price of approximately $6.5 million, subject to a working capital adjustment. The sale of the stock of ESI resulted in a gain of $2.0 million (net of $1.6 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations. ESI was part of our ICS segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP, ULMS and ESI are reflected as discontinued operations in our accompanying consolidated financial statements through their respective dates of disposition.

The tables below present balance sheet and statement of operations information for the previously mentioned discontinued operations.

Balance sheet information:

December 31, 2004
(in thousands)
Cash and cash equivalents	$559
Contract receivables, net	6,153
Other current assets	3,987
Total current assets	10,699
Property and equipment, net	1,626
Other long-term assets, net	106
Total assets	$12,431
Accounts payable and other liabilities	$8,526
Deferred income taxes—long term	11
Total liabilities	8,537
Net assets	$3,894

Statement of operations information:

	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries) (Note 1)	For the Period May 30, to December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
		(in thousands)
Contract revenues	$141,792	$7,547	$40,143	$12,769
Pre-tax income (loss)	$(18,819)	$474	$785	$(1,707)

Accounting Policies of Discontinued Operations:   The accounting policies of the Non-Acquired Group (discontinued operations), OSP, ULMS and ESI are the same as ours as a whole.

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

The Non-Acquired Group incurred interest expense of $1.1 million for the period January 1, 2003 through September 23, 2003, respectively, in connection with borrowings from the InfraSource Group’s cash pooling system. Interest expense charged to Non-Acquired Group entities was based upon average outstanding borrowings for these periods.

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

4. Contract and Notes Receivables

Contract receivables consist of the following:

	As of December 31,
	2004	2005
	(in thousands)
Contract receivables	$95,055	$126,056
Retainage	13,090	14,890
	108,145	140,946
Less: allowance for doubtful accounts	3,305	3,184
	$104,840	$137,762

At December 31, 2004 and 2005, we have outstanding receivables of $7.5 million in connection with an infrastructure project for which certain amounts are currently in dispute. Total outstanding receivables for all projects for this customer amounted to $10.8 million and $12.6 million at December 31, 2004 and 2005, respectively. We are vigorously seeking collection of all amounts due and management expects this matter to be resolved in fiscal 2006.

At December 31, 2004 and 2005 we have approximately $1.7 million and $1.5 million, respectively, of notes receivables due from customers. The current portion of $0.7 million and $1.1 million at December 31, 2004 and 2005, respectively, was included in other current assets. The long-term portion of $1.0 million and $0.4 million at December 31, 2004 and 2005, respectively, was included in deferred charges and other assets.

5. Construction Contracts

Construction contracts in progress are as follows:

	As of December 31,
	2004	2005
	(in thousands)
Costs incurred on contracts	$627,680	$998,448
Estimated earnings less foreseeable losses	124,720	137,932
	752,400	1,136,380
Billings to date	703,488	1,067,032
Net costs and estimated earnings in excess of billings	$48,912	$69,348

	As of December 31,
	2004	2005
	(in thousands)
These amounts are included in the accompanying consolidated balances sheets under the following captions:
Costs and estimated earnings in excess of billings	$59,640	$84,360
Billings in excess of costs and estimated earnings	(10,728)	(15,012)
	$48,912	$69,348

6. Costs and Estimated Earnings In Excess of Billings and Contract Losses

Included in costs and estimated earnings in excess of billings are costs related to claims of approximately $4.7 million and $12.4 million at December 31, 2004 and December 31, 2005, respectively. Claim amounts are related to a delay in the anticipated start date of one of our electric transmission projects and claims and unapproved change orders related to permit delays, changes in scope and environmental impacts on two underground utility construction projects. Estimated revenue up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

Included in our year end results of operations for 2005 is a $10.1 million contract loss, after giving effect to assumed claims collections, related to an underground utility construction project. This project, which began in late January 2005 and was substantially completed in November 2005, had an original contract value of approximately $18.0 million. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, in the second quarter of 2005, we recognized the entire loss expected at that time of $8.5 million which was increased to $10.1 million as of December 31, 2005. The loss is attributable primarily to lower than expected productivity, higher materials costs, and unforeseen delays.

7. Property and Equipment

The components of property and equipment are as follows:

	As of December 31,
	2004	2005
	(in thousands)
Land and buildings	$10,777	$10,656
Machinery and equipment	102,878	122,340
Vehicles	52,619	57,603
Office equipment and furniture	4,837	5,968
Capitalized software	1,153	1,420
Leasehold improvements	1,904	2,132
	174,168	200,119
Less: accumulated depreciation	30,636	55,919
	$143,532	$144,200

InfraSource Group depreciation expense, including depreciation of property under capital leases, was $20.9 million for the period January 1, 2003 through September 23, 2003. Our depreciation expense, including depreciation under capital leases, was $5.3 million, $24.8 million and $27.7 million for the period May 30, 2003 through December 31, 2003 and for the years ended December 31, 2004 and 2005, respectively.

8. Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of:

	As of December 31,
	2004	2005
	(in thousands)
Goodwill	$134,478	$138,054
Intangible assets:
Construction backlog	$17,184	$17,184
Volume agreements	4,561	4,561
Total intangible assets	$21,745	$21,745
Accumulated amortization:
Construction backlog	$(13,491)	$(16,690)
Volume agreements	(1,459)	(3,171)
Total accumulated amortization	(14,950)	(19,861)
Intangible assets, net	$6,795	$1,884

Our goodwill by segment is as follows:

	Infrastructure Construction Services	Telecommunication Services	Total
	(in thousands)
Balance, December 31, 2003	$63,233	$5,644	$68,877
Goodwill resulting from the ITS acquisition	62,723	—	62,723
Goodwill resulting from the Utili-Trax acquisition	1,298	—	1,298
Goodwill adjustments related to the Merger	(1,292)	2,872	1,580
Balance, December 31, 2004	$125,962	$8,516	$134,478
Goodwill resulting from the EHV acquisition	2,226	—	2,226
Goodwill adjustments related to the Merger	(559)	1,494	935
Goodwill adjustments related to the ITS acquisition	415	—	415
Balance, December 31, 2005	$128,044	$10,010	$138,054

In connection with the Merger, we eliminated all remaining goodwill of the InfraSource Group in accordance with purchase accounting. The recorded $138.0 million of goodwill represents the excess of the purchase price over the fair value of the assets acquired in the Merger and the ITS, Utili-Trax and EHV acquisitions (see Note 2). The goodwill balance as of December 31, 2005 is $128.0 million and $10.0 million for the ICS and TS segment, respectively. In accordance with SFAS 142, we perform a test for potential impairment annually or more frequently if events or circumstances indicate that goodwill impairment may exist (see Note 1). We completed our annual goodwill impairment test for the year ended December 31, 2005 and determined no impairment charge was necessary. No impairment was recorded for the year ended December 31, 2004.

During the year ended December 31, 2004 we acquired $13.7 million of intangible assets related to our acquisitions of ITS, EnStructure, and Utili-Trax. We determine the fair value of our acquired intangibles using independent third party valuations. The volume agreements are being amortized either on a straight line basis or as the assets are utilized, if total volume is quantifiable, over a three to five year period. The construction backlog is being amortized as assets are utilized over a one to three year period. We recognized amortization expense for intangible assets of $2.6 million, $12.4 million and $4.9 million, during the period May 30, 2003 through December 31, 2003 and the years ended December 31, 2004 and 2005, respectively.

The estimated aggregate amortization expense for the next five succeeding fiscal years is:

(in thousands)
For the year ended December, 31,
2006	$1,045
2007	453
2008	227
2009	159
2010	—
Total	$1,884

9. Debt

Long-term debt outstanding at December 31, 2004 and December 31, 2005 is as follows:

	As of December 31,
	2004	2005
	(in thousands)
Term loan	$84,670	$83,817
Related party loan (see Note 14)	1,000	—
Bank notes	94	91
	85,764	83,908
Less: current portion	(886)	(889)
Total long-term debt, net of current portion	$84,878	$83,019

On September 24, 2003, we entered into a credit facility consisting of a $140.0 million term loan, which matures in 2010, and a $40.0 million revolving credit facility, which matures in 2009. Substantially all of our assets are pledged as collateral for our credit facility. On January 22, 2004, we amended our credit facility to permit the acquisition of ITS and to obtain additional liquidity and operating flexibility, including expanding our capacity for making capital expenditures. As a result of the amendment, the commitment of the banks under the revolving portion of the credit facility was increased by $10.0 million to $50.0 million, and the amount available for letters of credit was increased by $10.0 million to $35.0 million.

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

Our credit facility required us to hedge the interest rate risk for one half of the original principal of the term loan, which was $140.0 million. We satisfied this requirement on October 10, 2003 by entering into an interest rate swap agreement and a 4.00% interest rate cap (see Note 10).

Revolving loans under our credit facility bear interest, at our option, at the bank’s prime interest rate plus a spread dependent upon our Consolidated Leverage Ratio, as defined in the credit facility, ranging from 1.50% to 2.50% or LIBOR plus a spread dependent upon our Consolidated Leverage Ratio ranging from 2.50% to 3.50%. Term loans under the credit facility bear interest, at our option, at the bank’s prime interest rate plus a spread dependent upon our Consolidated Leverage Ratio ranging from 1.75% to 2.00%, or LIBOR plus a spread dependent upon our Consolidated Leverage Ratio ranging from 2.75% to 3.00%. The weighted average interest rate on the term loan at December 31, 2005 was 6.14%. We are required to make quarterly principal payments of $0.2 million on the term loan each year until 2010, with the remaining outstanding balance of $80.0 million due upon maturity on September 30, 2010. Interest payments are due quarterly throughout the year. The carrying amount of the term loan approximates the fair value because it bears interest at rates currently available to us for debt with similar maturities and collateral requirements. We are required to pay a utilization fee, payable quarterly in arrears, equal to 0.50% per annum of the unused revolving portion of the credit facility. At December 31, 2004 and 2005, we had no borrowings under the revolving credit and we had outstanding letters of credit in the amount of $28.1 million and $32.3 million, respectively.

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

On June 10, 2005, while in the process of evaluating the extent of the loss for an underground utility construction project (see Note 6), we obtained a Second Amendment and Waiver to our credit facility which excluded the anticipated effect of the loss from our debt covenant calculations through July 25, 2005. Based on our further evaluation of the loss, estimated to be $10.1 million, after giving effect to assumed claims collections, we are currently not required to enter into any further amendment or waiver of our credit facility with respect to the loss. Additionally on December 16, 2005, we obtained a third amendment to our credit facility that modifies various covenant calculations. As of December 31, 2005, we were in compliance with all terms and conditions of our credit facility.

Maturities of long-term debt are as follows:

(in thousands)
For the year ended December, 31,
2006	$889
2007	908
2008	853
2009	853
2010	80,405
Total	$83,908

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

10. Derivative Financial Instruments

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

On October 10, 2003 we entered into an interest rate swap on a $70.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. Effective October 11, 2005, the notional amount of the interest rate swap decreased to $30.0 million. We also purchased a 4.00% interest rate cap that matures October 10, 2006 on $20.0 million of the notional amount. Effective October 11, 2005, the notional amount of the interest rate cap increased to $40.0 million. Both agreements qualify as cash flow hedges. The effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income (loss). The gain or loss on the derivative instrument that is reported in other comprehensive income (loss) will be reclassified as earnings in the periods during which earnings are impacted by the variability of the cash flows of the hedge item. The ineffective portion of all hedges will be recognized in continuing operations. For the years ended December 31, 2004 and 2005, the ineffective portion in our statement of operations was less then $0.1 million.

At December 31, 2004 and 2005, the fair value of the interest rate swap was an asset of $0.6 million and $0.7 million respectively. The interest rate swap agreement entitles us to receive from the counterparty on a quarterly basis the floating three-month LIBOR rate and we pay on a quarterly basis 2.395% per annum.

At December 31, 2004 and 2005, the fair value of the interest rate cap was an asset of $ 0.1 million and $0.2 million, respectively. The interest rate cap agreement entitles us to receive from the counterparty on a quarterly basis the amounts, if any, by which the three-month LIBOR rate exceeds 4% per annum. The premium paid is being amortized to interest expense over the life of the agreement.

We are exposed to credit losses in the event of nonperformance by the counterparty to its interest rate swap and interest rate cap agreement. We anticipate that the counterparty will be able to satisfy its obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk.

11. Income Taxes

Income taxes related to the InfraSource Group are reflected in continuing operations. Income taxes relating to the Non-Acquired Group are reflected within discontinued operations, as summarized in Note 3. InfraSource Incorporated and each of its subsidiaries were included in the consolidated federal income tax return of Exelon at for the period January 1, 2003 through September 23, 2003.

We follow the liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Income taxes consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recorded against a deferred tax asset when it is determined to be more likely than not that the asset will not be realized.

The components of income tax (benefit) expense—continuing operations, excluding the extraordinary item, are as follows:

	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current:
Federal	$848	$1,758	$8,347	$3,509
State	1,455	684	3,282	2,314
Foreign	—	—	—	65
Total Current	2,303	2,442	11,629	5,888
Deferred:
Federal	(6,902)	(1,079)	(3,967)	3,860
State	(641)	(647)	(1,806)	(38)
Foreign	—	—	—	(1)
Total Deferred	(7,543)	(1,726)	(5,773)	3,821
	$(5,240)	$716	$5,856	$9,709

The components of net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2004	2005
	(in thousands)
Reserves	$3,279	$4,982
Accrued expenses	49	345
Intangible assets	635	2,712
State net operating loss carry forwards	859	1,542
Federal net operating loss carry forwards	1,671	366
Deferred revenue	8,763	10,272
Other	18	—
Deferred tax assets	15,274	20,219
Fixed assets	(5,063)	(10,055)
Goodwill	(5,867)	(8,351)
Other	(271)	(451)
Deferred tax liabilities	(11,201)	(18,857)
Net deferred tax assets	$4,073	$1,362
Included in the accompanying consolidated balance sheets under the following captions:
Current deferred income taxes	$2,886	$4,732
Non-current deferred income taxes	1,187	(3,370)
	$4,073	$1,362

As of December 31, 2004 and 2005, we had $4.8 million and $1.0 million, respectively, of federal net operating loss (“NOL”) carryforwards available to offset future taxable income, expiring in 2023. The federal NOL carryforward was acquired with ITS. We also have various state NOL carryforwards, which expire at various dates between 2008 and 2025. The determination of the state NOL carryforwards are dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carryforwards.

As described in Note 2, we acquired all of the voting interests of EHV, a Canadian company, on November 14, 2005. In accordance with APB Opinion 23, as modified by SFAS 109, we have not recorded a deferred tax liability for the excess of the book over tax basis in the shares of the foreign subsidiary, because we do not expect this difference to reverse in the foreseeable future. The cumulative temporary difference and unrecognized deferred tax liability at December 31, 2005 are approximately $0.1 million and $0.04 million, respectively. We may have to recognize this deferred tax liability in the future if our plans change regarding selling the shares of or repatriating the earnings of EHV.

The reconciliation of the expected income tax (benefit) expense—continuing operations excluding the extraordinary item (computed by applying the federal statutory tax rate to income before taxes) to actual income tax expense is as follows:

	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands)
Expected federal income tax (benefit) provision at statutory rate	$(5,755)	$577	$5,025	$7,924
State income taxes, net of federal income tax (benefit) provision	(980)	24	862	1,523
Income tax credits	—	—	—	(151)
Non-deductible meals and entertainment	340	115	285	468
Provision to return adjustment	—	—	34	(75)
Non-taxable life insurance proceeds	—	—	(350)	—
Change in valuation allowance	915	—	—	—
Other	240	—	—	20
	$(5,240)	$716	$5,856	$9,709

12. Concentration of Credit Risk

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

Our top ten customers accounted for approximately 46% and 45% of our consolidated revenues for the years ended December 31, 2004 and 2005, respectively. Exelon accounted for approximately 17% and 18% of our consolidated revenues for the years ended December 31, 2004 and 2005, respectively.

At December 31, 2004, and 2005 accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented $21.7 million or 20% and $12.2 million or 9%, respectively, of our total accounts receivable balance. No other customer represented 10% or more of accounts receivable or of revenue as of and for the years ended December 31, 2004 and 2005.

13. Other Income (Expense)

Other income, (expense) for the year ended December 31, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003 (see Note 20).

14. Related Party Transactions

The long-term subordinated note payable to Enterprises gave Exelon the right to a position on our Board of Directors. Pursuant to such right, an Exelon officer became a member of our Board of Directors on September 24, 2003 and subsequently resigned on January 29, 2004. As a result, Exelon was treated as a related party for 2003.

As more fully described in Note 1, the InfraSource Group is included in the consolidated federal income tax return of Exelon for the short period federal tax return for the period January 1, 2003 through September 23, 2003. We record income tax expense on a separate company basis. Federal income taxes payable to Exelon from the InfraSource Group totaling approximately $6.4 million were eliminated as a result of the Merger.

On October 6, 1999, the InfraSource Group entered into a services agreement (“Services Agreement”) with Exelon for Exelon to provide certain services, including contracting for employees, financial and accounting services, payroll services, office and equipment leases and other administrative and support services. The scope of these services was reduced each year of the agreement. This agreement was effective for a period of 12 months commencing in October of each year and was renewable at both parties’ discretion. The InfraSource Group, through InfraSource Corporate Services, Inc., was charged $1.2 million for these services for the period January 1, 2003 through September 23, 2003. Pursuant to the Merger, this Services Agreement was terminated.

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

In addition to the Services and Operating Agreements, revenues for the InfraSource Group related to contracts with Exelon were $28.5 million for the period January 1, 2003 through September 23, 2003. Our revenues related to contracts with Exelon other than the Operating Agreements were $18.8 million for the period May 30, 2003 through December 31, 2003.

All InfraSource Group subsidiaries participated in a centralized cash pooling system, whereby the InfraSource Group’s subsidiaries would lend funds to or borrow funds from InfraSource Group in an amount equivalent to their end of day bank account balance. Excess funds in the cash pooling account were automatically swept into an overnight investment account. When the cash pool did not cover total InfraSource Group cash requirements, funds were borrowed from Exelon and interest was paid on the amounts borrowed. Interest expense for the InfraSource Group related to these borrowings was less than $0.1 million for the period January 1, 2003 through September 23, 2003.

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

Additional related party transactions:

As of December 31, 2005, we had $7.1 million due to the former owners of Blair Park accrued in other liabilities—related parties on our consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001.

As of December 31, 2005, we have $4.2 million due to the Maslonka stockholders, including Martin Maslonka, an employee and holder of more than 5% of our common stock, accrued in other liabilities—related parties on our consolidated balance sheet. Of this amount, $3.3 million is holdback consideration from our acquisition of ITS (see Note 2). The remaining net balance relates to payments we made on the stockholders’ behalf which require cash settlement. On August 11, 2005 we also granted the Maslonka stockholders, who are also our employees, 167,556 shares of restricted stock (41,889 of which were granted to Martin Maslonka) valued at $2.2 million, of which 25% vested in January 2006 and the remainder vest four years from the date of grant.

ITS was the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka. The promissory note had an annual interest rate of 8.5%, with equal monthly interest payments. The promissory note which was scheduled to mature on June 30, 2006 was repaid in December 2005.

We lease our ITS headquarters in Mesa, Arizona and our ITS Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.

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

As of December 31, 2005, we have $0.4 million due to the EHV shareholders, which are currently our employees, accrued in other long-term liabilities—related parties on our consolidated balance sheet. This amount is a portion of the holdback consideration from our acquisition of EHV (see Note 2), which is payable in 2007 and not contingent on future events.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties will run through March 2006 and May 2007. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

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

On March 24, 2004, the Board of Directors authorized an approximate 21.7625 to one stock split and an increase in the authorized common stock from 2,500,000 shares to 120,000,000. Par value of the common stock remained $.001 per share. The effect of the stock split has been retroactively reflected in our accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information have been restated. No corresponding change has been made to the financial information relating to the InfraSource Group.

Preferred stock:   At inception, the Board of Directors of the InfraSource Group authorized 20,000,000 shares of preferred stock with a par value of $.0001 per share. On September 23, 2003 in anticipation of the Merger (see Note 2), the InfraSource Group issued one share of preferred stock to Exelon for $4.1 million. In connection with the Merger, on September 24, 2003, Exelon exchanged this share of preferred stock, along with other consideration included in the Merger Agreement including certain indemnifications provided by Exelon along with a volume agreement for a $29.0 million subordinated note issued by us. At inception, we had no authorized shares of preferred stock.

On March 24, 2004, the Board of Directors authorized 12,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued through December 31, 2005.

Redeemable common stock and treasury stock:   All shares of redeemable common stock were valued at the InfraSource Group’s estimated fair value at the dates of issuance and were subject to stock restriction agreements that provided certain registration rights with respect to the common stock. Additionally, the stock restriction agreements provided that stockholders had the right to require the InfraSource Group to purchase, and the InfraSource Group had the right to require each stockholder to sell, specified percentages of the stockholder’s shares, at fair market value, at dates subsequent to August 31, 2003. Further, upon termination of employment, the InfraSource Group had the right to repurchase any or all shares held by employee stockholders. As a result, the carrying value of these shares was adjusted to fair market value at each reporting period, with the corresponding accretion or discretion being recorded as a component of retained earnings. The InfraSource Group’s policy was to repurchase outstanding shares of redeemable common stock issued to employees upon termination of employment. Shares of redeemable common stock were repurchased at fair market value as of the redemption date, and were recorded as treasury stock at this value. Shares of treasury stock were not subject to statutory restrictions, and the InfraSource Group had no stock repurchase commitments other than those pursuant to the stock restriction agreements previously described.

During the period January 1, 2003 through September 23, 2003, the InfraSource Group redeemed shares of redeemable stock at a fair value of $9.9 million. All remaining outstanding redeemable common stock as of September 23, 2003 was subsequently redeemed, and all treasury stock was cancelled in connection with the Merger. Activity related to shares of redeemable common stock for the period January 1, 2003 through September 23, 2003 is as follows:

Shares
Balance as of January 1, 2003	2,289,709
Repurchased shares from terminated employees	(936,700)
Balance as of September 23, 2003	1,353,009

We have no redeemable common stock as of December 31, 2004 or 2005.

On June 29, 2005, we exercised our right to repurchase all 29,870 shares of unvested restricted stock held by one of our former Board members, John R. Marshall, for $4.60 per share, which represents the price at which he exercised options to acquire these shares.

Deferred Compensation—Common Stock:   The InfraSource Group granted shares of restricted common stock to certain executives in conjunction with compensation agreements. There was no trading market for the restricted common stock at the grant dates. For financial statement purposes, a fair value for the common stock was determined by the Board of Directors during the period these shares were granted. Accordingly, the InfraSource Group recorded deferred compensation expense based on the shares granted times the grant price. This amount was recognized as compensation expense over the vesting period of three years, on a straight-line basis. At September 23, 2003, all deferred compensation has been fully amortized. Compensation expense recognized during the period January 1, 2003 through September 23, 2003 under this plan was $0.1 million.

Sales of Common Stock:   In connection with the funding of the acquisition of ITS in January 2004, we offered to sell 5,931,950 shares of common stock to all of our then-existing stockholders at a price of $4.60 per common share. Shares issued pursuant to this offer are reflected in the consolidated statements of shareholders’ equity under the captions Company Management and Principal Stockholders. As a result of the issuance of a portion of these shares to our management, we recorded pre-tax compensation expense of $0.3 million representing the difference between the fair value and the purchase price on the date of sale, which amount is reflected in selling, general and administrative expenses in the consolidated statement of operations for the period May 30, 2003 to December 31, 2003.

On December 8, 2005 our principal stockholders sold 1,137,074 shares of our common stock for $11.50 per share in a private transaction.

16. Computation of Per Share Earnings (Loss)

The following table is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation. Common shares used in the predecessor’s earnings per share computations represent shares of InfraSource Incorporated outstanding during the period January 1, 2003 to September 23, 2003. Such shares outstanding as of September 23, 2003 were redeemed in conjunction with the Merger.

	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Income (loss) from continuing operations (numerator)	$(11,202)	$978	$8,500	$12,930
Income (loss) from discontinued operations, net of tax expense (benefit) of $(6,503), $193, $305, and $(674) respectively	(12,316)	281	480	(1,033)
Gain on disposition of discontinued operation net of tax expense of $0, $0, $410 and $1,372, respectively	—	—	596	1,832
Extraordinary item, net of tax of $0, $51, $0 and $0, respectively	—	76	—
Net income (loss)	$(23,518)	$1,335	$9,576	$13,729
Weighted average basic common shares outstanding (denominator)	47,585	10,782	35,172	39,129
Potential common stock arising from stock options	—	249	967	814
Weighted average diluted common shares outstanding (denominator)	47,585	11,031	36,139	39,943
Basic net income (loss) per share	$(0.50)	$0.12	$0.27	$0.35
Diluted net income (loss) per share	(0.50)	0.12	0.26	0.34

In connection with the funding of the acquisition of ITS in January 2004, we offered to sell 5,931,951 shares of common stock to all existing stockholders at a price per share that is less than fair value per share (bonus element). In accordance with SFAS No. 128, the number of shares of common stock used in computing basic and diluted earnings per share for the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004 has been increased to include the effect of the bonus element.

Included in potential common stock arising from stock options for the year ended December 31, 2004 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation (see Note 17).

For the predecessor entity period presented above there were 1,042,200 shares under option grants excluded from the calculations of diluted earnings per share as the effect of these shares would have been anti-dilutive. For the years ended December 31, 2004, and 2005 there were 738,540 shares and 601,849 shares, respectively, under option grants excluded from the calculations of diluted earnings per share as the effect of these shares would have been anti-dilutive.

17. Benefit Plans

We and certain of our subsidiaries have union affiliations. Certain field employees are members of local unions. Wages and benefits paid to these employees are established by negotiated contracts which expire at various times.

Retirement Plans:   The InfraSource Group had a defined contribution plan benefiting all subsidiaries, qualifying under section 401(k) of the Internal Revenue Code, for the majority of all office and supervisory employees. During 2002, all subsidiaries of the InfraSource Group transferred to this plan and as of the Merger date, we did a plan spin-off which adopted a new defined contribution plan with the same features and provisions as the InfraSource Group’s plan. The spin-off defined contribution plan included automatic transfer of account balances for employees continuing employment with us after the Merger.

The plan allows eligible employees to contribute up to 15% of their pre-tax base compensation. Matching contributions made by us are 50% of pre-tax contribution up to 6% of the employees’ annual compensation. Additionally, some of the subsidiaries maintain profit sharing plans for certain employees. The InfraSource Group’s expense related to its defined contribution and profit sharing plans for the period January 1, 2003 through September 23, 2003 was $1.7 million. Expenses related to our defined contribution and profit sharing plans for the period May 30, 2003 through December 31, 2003 and the year ended December 31, 2004 and 2005 were $0.4 million, $1.5 million and $1.6 million, respectively. We and our subsidiaries also provide for payments made to various retirement plans for construction employees under the terms of union agreements and for other benefits of former employees.

Employee Stock Purchase Plan:   In April 2004, our board of directors adopted the 2004 Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for under the plan is 2,000,000, plus an annual increase to be added on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of the number of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. At December 31, 2005, approximately 183,321 shares have been issued under this plan.

Stock Option Plan—InfraSource Group:   The InfraSource Group’s Long Term Incentive Plan (the “LTIP”) was adopted in 1999 to allow the grant of stock options and other cash or stock awards or rights to designated key employees of the Company and its subsidiaries. Awards under the LTIP may be grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance units, performance shares, phantom stock, and dividend equivalents. At any time, the number of shares of common stock outstanding under the LTIP could not exceed 16,000,000.

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

Stock Option Plans:   Our 2003 Omnibus Stock Incentive Plan as amended effective April 29, 2004 (the “2003 Stock Plan”), was originally adopted on September 23, 2003 to allow the grant of stock options and restricted stock to designated key employees. The options currently issued under the 2003 Stock Plan include time-based and performance-based options that vest over a period between four and seven years, or earlier in the case of performance-based options upon achievement of financial return targets. All options have a maximum term of ten years. Under certain terms, the option holder has the right to put exercised shares back to us at fair market value. The 2003 Stock Plan was terminated upon completion of the IPO. Options previously issued under the 2003 Stock Plan are not affected. As of December 31, 2005, 996,394 stock options are outstanding under the 2003 Stock Plan.

Our 2004 Omnibus Stock Incentive Plan (the “2004 Stock Plan”) was adopted on April 29, 2004 to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. The options currently issued under the 2004 Stock Plan vest over a period of four years. All options have a maximum term of ten years. The aggregate number of shares reserved for under the 2004 Stock Plan is 800,000, plus an annual increase, to be added on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of the number of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of December 31, 2005, 1,578,854 shares have been reserved for issuance under the 2004 Stock Plan, and 1,409,347 stock options are outstanding under the 2004 Stock Plan.

In December 2003 and January 2004, stock options for the purchase of 134,818 shares were granted to members of the Board of Directors and management. These options were issued below fair market value resulting in an aggregate deferred compensation expense of approximately $0.5 million, which is being recognized as compensation expense over the four year vesting period. On August 11, 2005 we granted the Maslonka shareholders, who are also our employees, 167,556 shares of restricted stock (41,889 of which were granted to Martin Maslonka) valued at $2.2 million, of which 25% vest in January of 2006 and the remainder vest four years from the date of grant.

We recorded compensation expense of $0 million, $0.1 million and $0.8 million during the period May 30, 2003 through December 31, 2003 and the years ended December 31, 2004 and 2005, respectively, for options issued below fair market value. During both the years ended December 31, 2004 and 2005, we also adjusted our deferred compensation balance by approximately $0.1 million for the cancellation of 19,913 and 29,869 stock option grants, respectively. At December 31, 2004 and 2005, our remaining deferred compensation balance is $0.3 million and $1.6 million, respectively.

During the three months ended March 31, 2004, certain members of our management and Board of Directors consummated early exercises of unvested stock option awards representing a total of 489,547 shares of common stock. Pursuant to the terms of the related stock option agreements, we have the option to repurchase any unvested shares prior to the date they vest at the original strike price of the option grant. In accordance with the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” unvested shares are not considered outstanding for accounting purposes and are not included in the calculation of basic earnings per share until shares issued pursuant to these option grants vest. As of December 31, 2005, early exercises of unvested options with respect to 258,049 shares have vested, and these shares are considered outstanding for accounting purposes. Until the remaining 201,629 shares vest in accordance with the terms of the option grants, the net proceeds from the early exercise of these option grants, which totaled $0.9 million at December 31, 2005, are included in other long-term liabilities in the consolidated balance sheet.

The following tables summarize information for the options outstanding and exercisable:

	Options	Weighted Average Exercise Price per Share
Predecessor entity—InfraSource Incorporated and Subsidiaries:
Balance, December 31, 2002	1,042,200	$13.48
Granted	—	—
Exercised	—	—
Cancelled	1,042,200	13.48
Balance, September 23, 2003	—	$—
InfraSource Services, Inc. and Subsidiaries:
Balance, May 30, 2003
Granted	1,961,517	$4.60
Exercised	—	—
Cancelled	—	—
Balance, December 31, 2003	1,961,517	$4.60
Granted	880,179	12.03
Exercised—Vested	(70,847)	4.60
Exercised—Unvested	(489,547)	$4.60
Cancelled	(68,601)	5.62
Balance, December 31, 2004	2,212,701	$7.53
Granted	701,563	11.48
Exercised—Vested	(176,997)	5.02
Exercised—Unvested	—	—
Cancelled	(331,526)	7.84
Balance, December 31, 2005	2,405,741	$8.81

	As of December 31, 2005
	Stock Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	of Stock	Remaining	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price
$4.60 - $4.60	1,044,109	7.75	$4.60	229,326	$4.60
$7.88 - $11.99	759,783	9.74	11.27	14,555	9.11
$13.00 - $13.11	601,849	8.40	13.01	143,844	13.01
	2,405,741			387,725

The weighted-average fair value of options granted during the year ended December 31, 2005 was estimated as $2.1 million for options granted at fair market value. There were no options granted below fair market value during the year ended December 31, 2005. The fair value of each option grant at grant date is estimated using the Black-Scholes option-pricing model. Had we applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock based employee compensation, we would have recognized estimated compensation expense as follows:

	For the Period January 1, to September 23, 2003 (Predecessor entity—InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands, except per share amounts)
Net income (loss) as reported	$(23,518)	$1,335	$9,576	13,729
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relative tax effects	—	(89)	(821)	(1,277)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	—	1	218	464
Pro forma net income (loss)	$(23,518)	$1,247	$8,973	12,916
Basic and diluted income (loss) per share:
Basic net income (loss) per share—as reported	$(0.50)	$0.12	$0.27	$0.35
Basic net income (loss) per share—pro forma	(0.50)	0.12	0.26	0.33
Diluted net income (loss) per share—as reported	(0.50)	0.12	0.26	0.34
Diluted net income (loss) per share—pro forma	(0.50)	0.11	0.25	0.32

The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Grants Issued During the Period May 30 to December 31, 2003	Grants Issued During the Year Ended December 31, 2004	Grants Issued During the Year Ended December 31, 2005
Risk-free interest rate	3.35% - 3.53%	3.35% - 3.75%	3.77% - 4.43%
Expected life (in years)	6	6	6
Expected volatility	0%	45%	48%
Expected dividend yield	0%	0%	0%

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

18.  Segment Information

We operate in two business segments. Our ICS, provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets, as well as, provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in Delaware, Maryland, New Jersey and Pennsylvania. During 2004, we changed to two reporting segments and all prior periods presented have been restated. We operate in multiple territories throughout the United States. We do not have significant operations or assets outside the United States. We acquired our Canadian subsidiary in November 2005, which represents less than 1% of our revenue in 2005 and 1% of total assets as of December 31, 2005.

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

We do not allocate corporate costs to our segments for internal management reporting. Corporate and eliminations includes unallocated corporate costs and elimination of revenues between reporting segments which are not significant. The following tables present segment information by period:

For the Period January 1, 2003 to September 23, 2003	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$342,724	$41,176	$(1,273)	$382,627
Income (loss) from operations as adjusted	7,790	6,846	(29,374)	(14,738)
Depreciation	18,964	1,667	286	20,917
Total assets	257,186	62,798	68,877	388,861
Capital expenditures	8,341	7,897	54	16,292
reconciliation:
Income (loss) from operations as adjusted	$7,790	$6,846	$(29,374)	$(14,738)
Less: Amortization	—	—	—	—
Income (loss) from operations	7,790	6,846	(29,374)	(14,738)
Interest income	1,684	209	(517)	1,376
Interest expense and amortization of debt discount	(25)	(2)	—	(27)
Other income (expense), net	98	(940)	(2,211)	(3,053)
Income (loss) before income taxes	$9,547	$6,113	$(32,102)	$(16,442)

For the Period May 30, 2003 to December 31, 2003	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$127,808	$7,745	$(357)	$135,196
Income (loss) from operations as adjusted	9,294	2,381	(3,387)	8,288
Depreciation	4,595	607	100	5,302
Amortization	2,600	—	—	2,600
Total assets	256,635	74,598	36,413	367,646
Capital expenditures	812	2,854	19	3,685
reconciliation:
Income (loss) from operations as adjusted	$9,294	$2,381	$(3,387)	$8,288
Less: Amortization	2,600	—	—	2,600
Income (loss) from operations	6,694	2,381	(3,387)	5,688
Interest income	152	18	(110)	60
Interest expense and amortization of debt discount	(3,360)	(606)	—	(3,966)
Other income (expense), net	18	(34)	(72)	(88)
Income (loss) before income taxes	$3,504	$1,759	$(3,569)	$1,694

For the Year Ended December 31, 2004	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$612,421	$30,282	$(136)	$642,567
Income (loss) from operations as adjusted	37,290	13,258	(12,158)	38,390
Depreciation	21,590	2,868	371	24,829
Amortization	12,350	—	—	12,350
Total assets	376,927	75,110	72,385	524,422
Capital expenditures	13,812	10,999	520	25,331
reconciliation:
Income (loss) from operations as adjusted	$37,290	$13,258	$(12,158)	$38,390
Less: Amortization	12,350	—	—	12,350
Income (loss) from operations	24,940	13,258	(12,158)	26,040
Interest income	282	1	289	572
Interest expense and amortization of debt discount	(7,925)	(1,122)	(1,131)	(10,178)
Loss on early extinguishment of debt	(3,656)	(703)	(85)	(4,444)
Other income (expense), net	2,324	37	5	2,366
Income (loss) before income taxes	$15,965	$11,471	$(13,080)	$14,356

For the Year Ended December 31, 2005	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$821,771	$40,511	$3,245	$865,527
Income (loss) from operations as adjusted	24,280	17,337	(12,999)	28,618
Depreciation	23,936	3,524	201	27,661
Amortization	4,911	—	—	4,911
Total assets	382,468	92,430	87,139	562,037
Capital expenditures	13,541	15,861	1,139	30,541
reconciliation:
Income (loss) from operations as adjusted	$24,280	$17,337	$(12,999)	$28,618
Less: Amortization	4,911	—	—	4,911
Income (loss) from operations	19,369	17,337	(12,999)	23,707
Interest income	186	1	239	426
Interest expense and amortization of debt discount	(6,964)	(241)	(952)	(8,157)
Other income (expense), net	2,840	(26)	3,849	6,663
Income (loss) before income taxes	$15,431	$17,071	$(9,863)	$22,639

The following table presents information regarding revenues by end market:

	For the Period January 1, to September 23, 2003 (Predecessor entity— InfraSource Incorporated and Subsidiaries (Note 1)	For the Period May 30, to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
		(in thousands)
Electric Transmission	$41,176	$16,329	$131,040	$160,669
Electric Substation	74,562	40,255	103,287	138,646
Utility Distribution and Industrial Electric	98,775	18,414	121,130	171,055
Natural Gas	109,042	45,393	211,901	265,513
Telecommunications	49,494	10,689	52,190	101,191
Other	9,578	4,116	23,019	28,453
	$382,627	$135,196	$642,567	$865,527

Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 58% and 40%, of our telecommunications end market revenues for the years ended December 31, 2004 and 2005, respectively, were from the TS segment.

19. Commitments and Contingencies

We rent office space and equipment under non-cancelable operating leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred. Our future minimum lease commitments for all non-cancelable leases as of December 31, 2005 are as follows:

Operating Leases
For the twelve months ending December 31,
2006	$15,694
2007	12,467
2008	8,110
2009	3,739
2010	1,044
Total minimum lease payments	$41,054

Rent expense incurred by the InfraSource Group was, $5.7 million for the period January 1, 2003 through September 23, 2003. Our rent expense was $2.4 million, $15.6 million and $15.6 million, respectively, for the period May 30, 2003 through December 31, 2003 and the years ended December 31, 2004 and 2005. See Note 14 for information regarding leasing transaction with related parties.

We also construct and lease fiber-optic telecommunications facilities to our customers pursuant to operating lease agreements, typically with lease terms from five to twenty-five years, including certain renewal options. Under these agreements, customers lease a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. The book value of the fiber-optic facilities is $54.0 million, net of accumulated depreciation of $2.8 million and $69.3 million, net of accumulated depreciation of $5.7 million as of December 31, 2004 and 2005, respectively, and is included in property and equipment, net of accumulated depreciation, in the accompanying consolidated balance sheet. Minimum future rentals related to fiber-optic facility leasing agreements as of December 31, 2005 are as follows:

(in thousands)
For the twelve months ending December 31,
2006	$23,466
2007	20,076
2008	16,080
2009	14,562
2010	5,714
Thereafter	29,702
Fixed non-cancelable minimum lease revenues	$109,600

20. Litigation

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

Based on the Court of Appeals decision, we reversed the $3.8 million litigation accrual for the original judgment against us which had been recorded in 2003. Additionally, we reversed $0.5 million in interest expense which we had been accruing since the judgment date as stipulated by the original judgment. For the year ended December 31, 2005, $3.8 million of income is included in other income (expense) and $0.5 million is included as a reduction in interest expense. On September 19, 2005, the Supreme Court of Georgia denied the petition for certiorari filed by the plaintiff.

On September 21, 2005, a petition was filed against InfraSource, certain of its officers and one of its directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with the Merger. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

In addition, pursuant to our service contracts, we generally indemnify our customers for the services we provide under such contracts. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of these proceedings could result in significant costs and diversion of management’s attention to our business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity position.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows or financial condition.

21. Quarterly Data—Unaudited

The following tables present certain financial quarterly operating results for the years ended December 31, 2004 and 2005:

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Contract revenues	$145,033	$143,311	$161,876	$192,347
Gross profit	24,128	23,205	25,682	28,763
Income (loss) from continuing operations	1,120	(2,052)	3,976	5,456
Income (loss) from discontinued operations	(48)	26	1,076	22
Net income (loss)	1,072	(2,026)	5,052	5,478
Basic and diluted net income (loss) per share	0.04	(0.06)	0.13	0.14

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Contract revenues	$180,630	$231,670	$229,880	$223,347
Gross profit	20,409	19,038	32,111	32,754
Income (loss) from continuing operations	3,064	(1,363)	5,305	5,924
Income (loss) from discontinued operations	(322)	(47)	1,261	(93)
Net income (loss)	2,742	(1,410)	6,566	5,831
Basic net income (loss) per share	0.07	(0.04)	0.17	0.15
Diluted net income (loss) per share	0.07	(0.04)	0.16	0.15

Amounts may differ from amounts previously reported due primarily to discontinued operations and to a lesser extent reclassifications.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company has designed and maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company's reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.  The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are included under Item 8 in this annual report on Form 10-K.

No change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The following includes information about the members of our Board of Directors. The number of shares of common stock owned by each director, and all directors and executive officers as a group, is included under Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Position(s) with Company	Director Since
Ian A. Schapiro	48	Director, interim Chairman of the Board	2003
John A. Brayman	59	Director	2003
Christopher S. Brothers	40	Director	2003
J. Michal Conaway	57	Director	2006
Michael P. Harmon	36	Director	2003
David R. Helwig	54	Chief Executive Officer and President; Director	2003
Richard S. Siudek	59	Director	2004
David H. Watts	67	Director	2005

Ian A. Schapiro became a member of our Board of Directors in May 2003 and became interim Chairman in April 2005. Mr. Schapiro became a founding principal of GFI Energy Ventures in June 1995. From November 1985 to June 1995 he was a partner of Venture Associates and of Arthur Andersen & Co. following that firm’s acquisition of Venture Associates. From 1984 to 1985, Mr. Schapiro was Chief Financial Officer of a technology company, and before that, a commercial banker with The Bank of California whose portfolio was concentrated in the energy sector. Mr. Schapiro also serves on the board of directors of Cherokee International Corporation and Elgar Holdings, Inc.

John A. Brayman became a member of our Board of Directors in December 2003. Since 1998, Mr. Brayman has provided executive leadership consulting services. From 1994 to 1998, Mr. Brayman served as President of Entergy Technology Holding Company. Mr. Brayman also serves on the board of directors of Wright Line, LLC.

Christopher S. Brothers became a member of our Board of Directors in May 2003. Mr. Brothers is a Managing Director of Oaktree Capital Management, LLC (“Oaktree”), a registered investment advisor that manages funds and accounts that invest in a wide range of public and private securities. Prior to joining Oaktree in 1996, Mr. Brothers worked at the New York headquarters of Salomon Brothers Inc., where he served as a Vice President in the Mergers and Acquisitions group. Mr. Brothers also serves on the boards of directors of Cherokee International Corporation and Xantrex Technology, Inc.

J. Michal Conaway became a member of our Board of Directors in February 2006. Mr. Conaway is the Chief Executive Officer of Peregrine Group, LLC, an executive consulting firm he founded in 2002. Mr. Conaway has been providing consulting services since 2000. Previously, Mr. Conaway held numerous management, executive and director positions in industry, including fifteen years as Chief Financial Officer and principal financial officer of major listed companies. He is a Certified Public Accountant.

Michael P. Harmon became a member of our Board of Directors in May 2003. Mr. Harmon is currently a Managing Director of Oaktree and has been a member of its principal investments group since joining Oaktree in 1997. From 1992 through 1995, Mr. Harmon served as a senior consultant in the Corporate Recovery Consulting Group of Price Waterhouse. Prior to that, he was an analyst in the distressed credits group at Society Corporation. Mr. Harmon also serves on the board of directors of Cebridge Connections, LLC, HydroChem Holdings, Inc. and Wright Line, LLC.

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

Richard S. Siudek became a member of our Board of Directors in March 2004. From 2001 to 2002, Mr. Siudek served as head of the Utilities Division and was a member of the Group Executive Committee of ABB Ltd., a power and automation technologies company. From 1998 to 2001, Mr. Siudek served as Country Segment Manager for ABB Power T & D Company, Inc. Mr. Siudek has been retired since 2002.

David H. Watts became a member of our Board of Directors in May 2005. Since 1999, Mr. Watts has served as the Chairman of the Board of Directors of Granite Construction Incorporated. From 1987 to 2003, Mr. Watts also served as President and Chief Executive Officer of Granite. Prior to 1987, Mr. Watts was President and Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm and President and Chief Operating Officer of Solus Ocean Systems, Inc., an offshore underwater construction company.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers during the fiscal year ended December 31, 2005:

Name	Age	Position(s) with InfraSource
David R. Helwig	54	Chief Executive Officer and President; Director
Terence R. Montgomery	42	Chief Financial Officer, Senior Vice President
Lawrence P. Coleman	48	President, Blair Park Services, Inc. and Sunesys, Inc.
Paul M. Daily	49	President and Chief Executive Officer, InfraSource Underground Services, Inc.
Deborah C. Lofton	38	Senior Vice President, General Counsel and Secretary
Walter G. MacFarland	56	Executive Vice President, Electric
Stephen J. Reiten	56	President and Chief Operating Officer, M.J. Electric, Inc.
R. Barry Sauder	46	Vice President, Corporate Controller and Chief Accounting Officer

David R. Helwig—please see his biography above.

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

Lawrence P. Coleman joined InfraSource Incorporated in January 2001 as part of the acquisition of Blair Park Services, Inc. and Sunesys, Inc. Since the acquisition, Mr. Coleman has served as President of Blair Park and President of Sunesys. Prior to the acquisition, Mr. Coleman served as Vice President of Blair Park and Vice President and General Manager of Engineering/Business Development of Sunesys.

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

Deborah C. Lofton joined InfraSource Services in June 2005 as Senior Vice President, General Counsel and Secretary. From November 2004 to June 2005, Ms. Lofton was Senior Vice President—Legal and General Counsel of SunGard Availability Services LP. Prior to joining SunGard Availability, Ms. Lofton was General Counsel of Animas Corporation. From July 2003 to April 2004, Ms. Lofton was General Counsel of RMH Teleservices, Inc. From 1995 to 2003, Ms. Lofton held various legal positions with SunGard Data Systems, Inc., including Vice President—Legal and Assistant General Counsel.

Walter G. MacFarland joined InfraSource Services in June 2005 as Executive Vice President, Electric after retiring from Matrix Service Company in March 2004. From March 2003 to March 2004, Mr. MacFarland was Chief Operating Officer of Matrix Service Company and served as Chief Operating Officer of the Hake Group, a subsidiary of Matrix Service Company from April 2000 to March 2003. Prior to joining the Hake Group, Mr. MacFarland held leadership positions with Illinois Power, a subsidiary of Ameren, and PECO Energy Company, a subsidiary of Exelon Corporation.

Stephen J. Reiten joined InfraSource Incorporated as part of the acquisition of M.J. Electric, Inc., in December 2000. Mr. Reiten was named as M.J. Electric, Inc.’s President in January 2002 and has served as its Chief Operating Officer since 2001. From 1999 to 2001, Mr. Reiten served as M.J. Electric, Inc.’s Director of Special Projects.

R. Barry Sauder joined InfraSource Services in April 2004 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining InfraSource Services, Mr. Sauder served as the Vice President of Finance and Controller of GSI Commerce from December 2000 through April of 2004. From August 2000 to December 2000, Mr. Sauder was the Assistant Vice President and Corporate Controller of MainStream PCS. Mr. Sauder served as Director of Finance for GSI Commerce from August 1999 to August of 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires InfraSource Services’ directors, executive officers (including persons performing a principal policy-making function), and persons who own more than 10% of a registered class of InfraSource Services’s equity securities (“10% Holders”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and 10% Holders are required by the regulations under the Exchange Act to file all Section 16(a) reports electronically and to provide us with notice of all Section 16(a) reports which they file. Based solely upon a review of the Section 16(a) reports filed electronically by such reporting persons, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2005, our directors, officers and 10% Holders complied with the filing requirements under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics, which is applicable to all of our employees. For purposes of Section 406 of the Sarbanes-Oxley Act of 2002 and the related SEC rules, the sections of the Code of Business Conduct and Ethics entitled “General Policy: Compliance with Laws,” “Conflicts of Interest,” “Securities Laws and Insider Trading,” “Reporting any Illegal or Unethical Behavior,” and “Compliance Procedures” constitute the Company’s Code of Ethics for Principal Executives and Senior Financial Officers, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer or Controller (or person performing similar function).

The Code of Business Conduct and Ethics is designed to deter wrongdoing and promote ethical conduct, full and accurate reporting in our SEC filings, compliance with applicable law, as well as other matters. The Code of Business Conduct and Ethics is posted on our website (www.infrasourceinc.com).

Corporate Governance

Our Board of Directors believes that the purpose of corporate governance is to ensure that stockholder value is maximized in a manner consistent with the strategic plans of our company, legal requirements, the highest standards of integrity and other standards. Our Board adheres to corporate governance practices that the Board and senior management believe promote this purpose and are sound. It is our practice to review these governance practices, Delaware law (the state in which InfraSource Services is incorporated), the Corporate Governance Listing Standards of the New York Stock Exchange (the “NYSE Standards”), and the regulations of the U.S. Securities and Exchange Commission (the “SEC”), as well as best practices suggested by recognized governance authorities from time to time, as needed.

Audit Committee

As of February 1, 2006, our Audit Committee consists of Richard Siudek (Chairman), J. Michal Conaway and David H. Watts. During the fiscal year ended December 31, 2005, and until he was replaced by Mr. Conaway on February 1, 2006, John A. Brayman served as a member of the Audit Committee. The Board has determined that each of the Audit Committee members is independent for the purposes of the NYSE Standards and the regulations promulgated by the SEC. The Board has also determined that Mr. Conaway, the Audit Committee financial expert, meets the SEC criteria of a “financial expert” and is “financially sophisticated” for the purposes of NYSE Standards. The Audit Committee is governed by a charter, a copy of which, as adopted on April 29, 2004, is posted on our website at www.infrasourceinc.com. The Audit Committee selects, on behalf of our Board of Directors, an independent registered public accounting firm to be engaged to audit our financial statements, discusses with the independent registered public accountants their independence, reviews and discusses the audited financial statements with the independent registered public accountants and management and recommends to our Board of Directors whether the audited financial statements should be included in our Annual Reports on Form 10-K to be filed with the SEC.

Nomination Proceedings

InfraSource Services has not implemented any changes in the procedures for stockholder nominations of directors. Such procedures were described in InfraSource Services’ proxy statement issued in connection with its 2005 Annual Meeting of Stockholders.

Item 11.   EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation received during the year ended December 31, 2005 by our Chief Executive Officer and four other most highly compensated executives whose total compensation exceeded $100,000 in 2005. These five officers are referred to as the “named executive officers” in this annual report on Form 10-K. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)		Securities Underlying Options (#)		All Other Compensation ($)
David R. Helwig	2005	438,324	385,000	(2)	—		50,000		—
Chief Executive Officer and	2004	387,600	305,549	(2)	—		112,186		—
President	2003	387,600	525,000	(2)	168,013	(3)	497,817		6,000	(4)
Terence R. Montgomery	2005	267,120	178,875	(2)	—		25,000		7,000	(4)
Chief Financial Officer	2004	244,710	126,702	(2)	—		46,608		6,500	(4)
and Senior Vice President	2003	225,000	297,500	(2)	92,307	(3)	229,006		663,621	(5)
Paul M. Daily	2005	236,667	79,260	(2)	—		25,000		6,035	(4)
President and Chief	2004	220,000	76,316	(2)	—		50,000		5,648	(4)
Executive Officer,	2003	220,000	200,500	(2)	54,199	(3)	183,675	(6)	5,542	(4)
InfraSource Underground
Services, Inc.
Stephen J. Reiten	2005	205,407	343,691	(2)	—		15,000		19,600	(7)
President and	2004	190,000	132,678	(2)	—		38,146		11,859	(7)
Chief Operating Officer,	2003	190,000	473,517	(2)	—		169,269		20,000	(7)
M.J. Electric, Inc.
Lawrence P. Coleman	2005	162,121	182,976	(2)	—		20,000		7,000	(4)
President, Blair Park	2004	146,274	107,043	(2)	—		—		4,086	(4)
Services, Inc. and	2003	134,550	103,101	(2)	—		—		3,356	(4)
Sunesys, Inc.

(1)          For each named executive officer, other than Messrs. Helwig, Montgomery and Daily, the aggregate dollar amount of perquisites or other personal benefits did not exceed the lesser of (a) $50,000 or (b) 10% of the total salary and bonus reported by such named executive officer for such fiscal year. Certain of the named executive officers receive a car allowance as a perquisite.

(2)          In 2005, includes amounts paid under the Company’s Annual Incentive Compensation Program (“AICP”), and payment of 25% of the signing bonuses described below ($75,000, $37,500, $37,500 and $41,250 for Messrs. Helwig, Montgomery, Daily and Reiten, respectively). In 2004, includes amounts paid under the AICP and vacation bonuses for Mr. Helwig and Mr. Montgomery. In 2003, includes amounts paid under the AICP and payment of 75% of the signing bonuses received in connection with the merger transaction in which InfraSource Incorporated and certain of its subsidiaries were acquired by InfraSource Services, Inc. from Exelon Corporation (the “Merger”) as set forth in each named executive officer’s employment agreement ($225,000, $112,500, $112,500 and $123,750 for Messrs. Helwig, Montgomery, Daily and Reiten, respectively). In 2003, amounts for Mr. Montgomery also include an additional cash bonus of $35,000 and for Mr. Reiten a retention payment of $125,000.

(3)          Includes amounts reimbursed for the payment of taxes incurred in connection with receipt of a portion of the signing bonus in shares of stock under such executive’s employment agreement.

(4)          Represents matching 401(k) plan contributions.

(5)          Represents matching 401(k) plan contribution of $6,000 and a change in control payment of $657,621 received in connection with the Merger.

(6)          Excludes 25,419 shares which were subject to Mr. Daily’s September 2003 time-based stock option grant, which were cancelled during 2004.

(7)          In 2005, represents matching 401(k) plan contribution of $7,000 and a profit sharing contribution of $12,600. In 2004, represents matching 401(k) plan contribution of $5,709 and a profit sharing contribution of $6,150. In 2003, represents matching 401(k) plan contribution of $6,000 and a profit sharing contribution of $14,000.

Stock Option Information

Option Grants in Last Fiscal Year

The following table sets forth information regarding stock options we granted during 2005 to the named executive officers. Potential realizable values are net of exercise price before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth.

Individual Grants

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year Ended December 31,	Exercise Price	Expiration	Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted	2005	per Share	Date	5%($)	10%($)
David R. Helwig	50,000	7.1%	$ 11.81	11/28/2015	$ 371,362	$ 941,105
Terence R. Montgomery	25,000	3.6%	$ 11.81	11/28/2015	185,681	470,552
Stephen J. Reiten	15,000	2.1%	$ 11.81	11/28/2015	111,409	282,331
Paul M. Daily	25,000	3.6%	$ 11.81	11/28/2015	185,681	470,552
Lawrence P. Coleman	5,000	0.7%	$ 9.80	04/27/2015	30,816	78,093
Lawrence P. Coleman	15,000	2.1%	$ 11.81	11/28/2015	111,409	282,331

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information on options exercised and unexercised options to purchase our common stock granted to the named executive officers and held by them as of December 31, 2005.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(1)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name	Exercise (#)	Realized ($)	Vested	Unvested	Vested	Unvested
David R. Helwig	—	—	28,046	251,114	2,244	1,062,171
Terence R. Montgomery	—	—	47,777	209,312	307,272	1,301,085
Stephen R. Reiten	12,390	102,297	26,927	163,097	148,239	1,034,589
Paul M. Daily	—	—	49,045	189,189	310,702	1,108,473
Lawrence P. Coleman	—	—	—	20,000	—	35,450

(1)          Currently unvested performance-based stock options granted in September 2003 to purchase 69,705 shares of our common stock for each of Messrs. Montgomery, Reiten and Daily, may vest and become exercisable in the event our principal stockholders receive aggregate net proceeds of at least $188.0 million in the proposed offering of our common stock that we have filed with the SEC concurrently with this annual report on Form 10-K. If such event had occurred as of December 31, 2005, Messrs. Montgomery, Reiten and Daily would have had 117,482, 96,632 and 167,795 vested stock options with a value of $996,247, $819,439 and $1,422,902 respectively, as of such date and a concomitant decrease in the number and value of unvested stock options.

Employment Agreements

We have entered into employment agreements with each of Messrs. Helwig, Montgomery, Reiten and Daily. Each of these employment agreements became effective on September 24, 2003 and provide for each officer’s at-will employment which may be terminated at any time for any reason at our or the officer’s option. Under each officer’s agreement, each is entitled to (i) an annual base salary, as set forth in the employment agreement, that is reviewed annually and (ii) a signing bonus as set forth below:

Name	Signing Bonus
David R. Helwig	$300,000
Terence R. Montgomery	150,000
Stephen J. Reiten	165,000
Paul M. Daily	150,000

Seventy-five percent of the signing bonus for each officer was paid in cash or shares of our common stock, as elected by the officer, in 2003, and the remaining 25% of the signing bonus was paid in September 2005. For those officers who elected to have a portion of their signing bonus paid in shares, we reimbursed them in respect of the taxes incurred on the initial signing bonus shares and as well as any taxes on the tax reimbursement, in accordance with the employment agreement terms.

In addition, each officer is entitled to participate in our Annual Incentive Compensation Program and has been granted options to purchase shares of our common stock.

In the event the officer’s employment is terminated by us for cause or terminated by the officer without good reason, he will be entitled to receive his accrued base salary and benefits through the termination date. In the event the officer’s employment is terminated as a result of the officer’s death or disability, the officer or his estate will be entitled to receive his accrued base salary and benefits through the date of termination and any prorated share (based on the period of actual employment) of any bonus under the Annual Incentive Compensation Program that the officer would have been entitled to had he worked the full year during which the termination occurred.

In the event the officer’s employment is terminated following September 24, 2005 by the officer for good reason or by us for any reason other than the officer’s death or disability or for cause, in exchange for a release as to any and all claims, the officer may have against us and an agreement not to compete until the second anniversary of the date of his employment termination, the officer will be entitled to the following severance benefits: (1) an amount equal to the prorated share of his bonus under the Annual Incentive Compensation Program, (2) an amount equal to two times the sum of his base salary at the time of termination and (3) medical and health insurance benefits for up to twenty-four months.

Each of the officers’ employment agreements contains confidentiality, non-competition and non-solicitation provisions effective through the term of the agreement and for a period of two years thereafter if the officer is entitled to severance benefits described above. Following the anniversary of the termination date, we may elect to extend the non-competition period for an additional year by (1) paying the officer the difference between his base salary at the time of his termination and the option spread value of his vested shares at the time of his termination and (2) providing health and insurance coverage for up to an additional year. In the event the officer’s employment is terminated following September 24, 2005, by the officer without good reason, we may elect to extend the non-competition period for up to two years by (1) paying the officer the difference between two times his base salary at the time his termination and the option spread value of the vested shares at the time of his termination and (2) providing health and insurance coverage for up to an additional two years.

In connection with the Merger, Terence R. Montgomery and InfraSource Incorporated entered into a Settlement Agreement and General Release of Claims. Under the agreement, InfraSource Incorporated agreed to make a change of control payment to Mr. Montgomery in the amount of $657,621, and Mr. Montgomery agreed to release any and all claims under his employment agreement with InfraSource Incorporated.

On January 27, 2004, Mr. Daily entered into an amendment to cancel 25,419 shares of the shares underlying his September 23, 2003 time-based stock option grant. Mr. Daily did not receive any consideration for this cancellation of shares. All of the cancelled shares were reallocated to other employees of InfraSource Underground Services, Inc.

Our Incentive Compensation Plan

The Compensation Committee has established an incentive compensation plan, which provides a framework for determining corporate and individual goals for all executive officers and creates a pool of potential bonus compensation for employees based upon the Company’s achievement of revenue and profit measures.

Compensation of Directors

We currently pay our non-employee directors an annual retainer of $25,000 as fees related to their service on our Board of Directors. Any non-employee director who also serves as Chairman of the Board receives an annual retainer of $75,000 in lieu of the foregoing retainer of $25,000. In addition, each non-employee director, including any who also serve as Chairman of the Board, receives an additional annual retainer of $5,000 for each committee on which he serves as a member, except that each member of the Audit Committee receives an annual retainer of $7,500 for service on the Audit Committee. In addition, the Chairman of the Audit Committee and the Chairman of the Compensation Committee each receive an additional annual retainer of $2,500 for their service as Chairman of each such committee. We also reimburse all directors for reasonable expenses incurred to attend meetings of our Board of Directors or committees.

In addition, each of our non-employee directors elected to the Board of Directors for the first time is eligible to receive, upon such election, an initial grant of stock options to purchase 19,913 shares of our commons stock at the fair market value of our common stock on the date of grant. A non-employee director elected to the Board of Directors for the first time and who serves as Chairman of the Board will be eligible to receive a grant of a stock option for 39,826 shares. In November 2005, each non-employee director received a grant of a stock option for 10,000 shares as additional compensation for their service on the board during fiscal year 2005.

Compensation Committee Interlocks and Insider Participation

Mr. Brothers and Mr. Helwig each served as officers of our company in 2003. Mr. Helwig currently serves as our president and chief executive officer, and Mr. Brothers resigned as an officer in October 2003. Mr. Brothers was not an officer or employee of our company during 2005. We do not expect that any of our executive officers will serve as a director or member of the compensation committee of another entity, one of whose executive officers serves on our board of directors or compensation committee.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information(1)

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(3))
Equity compensation plans approved by security holders(2)	2,405,701	$8.81	507,620
Equity compensation plans not approved by security holders	—	—	—
TOTAL	2,405,701	$8.81	507,620

(1)          Share and share price information is provided as of December 31, 2005.

(2)          The number in Column (a) excludes purchase rights accruing under our stockholder-approved employee stock purchase plan, the 2004 Employee Stock Purchase Plan. This plan gives employees the right to purchase shares at amounts and prices that are not determinable until the end of the specified purchase periods, which occur at semi-annual intervals each year. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000, plus an annual increase to be added on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of the number of our outstanding shares on the last day of the immediately preceding fiscal year. As of January 1, 2005, the number of shares reserved for issuance under the plan was 2,389,427. From the inception of the 2004 Employee Stock Purchase Plan through December, 31, 2005, 183,321 shares have been issued.

(3)          The maximum aggregate number of shares reserved for issuance under our 2004 Omnibus Stock Incentive Plan is 800,000, plus an annual increase, to be added on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of our outstanding shares on the last day of the immediately preceding fiscal year. As of January 1, 2005, the aggregate number of shares reserved for issuance under the plan is 1,578,854 shares. The term of the plan is ten years; therefore, stockholder approval is not required for the automatic increase of shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership (as determined under the rules of the SEC) of our common stock as of February 17, 2006 by: (a) each person known by InfraSource Services to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each director and named executive officer, and (c) all executive officers and directors of InfraSource Services as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Ownership
OCM/GFI Power Opportunities Fund, L.P.	12,200,475	30.6%
OCM Principal Opportunities Fund II, L.P.	12,200,475	30.6%
Oaktree Capital Management, LLC(2)(3)(4)	24,400,950	61.3%
GFI Energy Ventures LLC(5)(6)(7)	12,200,475	30.6%
Stephen Kaplan(2)(3)(4)(4)	24,400,950	61.3%
Laurence D. Gilson(5)(7)(8)	12,200,475	30.6%
Richard K. Landers(5)(7)(9)	12,200,475	30.6%
Tontine Capital Partners, L.P(10).	3,401,708	8.5%
John A. Brayman(11)	21,034	*
Christopher S. Brothers(2)(3)(4)(12)	24,400,950	61.3%
J. Michal Conaway	—	—
Michael P. Harmon(2)(3)(4)(13)	24,400,950	61.3%
Ian A. Schapiro(5)(7)(14)	12,200,475	30.6%
Richard S. Siudek(15)	19,913	*
David H. Watts(16)	19,913	*
Martin Maslonka(17)	2,340,090	5.9%
David R. Helwig(18)(19)	667,168	1.7%
Terence R. Montgomery(20)	277,904	*
Paul M. Daily(21)	194,582	*
Stephen J. Reiten(22)	146,414	*
Lawrence P. Coleman	621	*
All executive officers and directors as a group (15 persons)(23)	25,759,499	63.6%

*                    Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)          Unless otherwise indicated, the address for each of the individuals listed below is: c/o InfraSource Services, Inc., 100 West Sixth Street, Suite 300, Media, Pennsylvania 19063.

(2)          Includes: (i) 12,200,475 shares of common stock owned by OCM/GFI Power Opportunities Fund, L.P. (Power Fund) and (ii) 12,200,475 shares of common stock owned by OCM Principal Opportunities Fund II, L.P. (POF).

(3)          Oaktree Capital Management, LLC (“Oaktree”) is the co-general partner of Power Fund and the general partner of POF. By virtue of its relationship to POF and Power Fund, Oaktree may be deemed to have or share beneficial ownership of shares owned by Power Fund and POF. Oaktree expressly disclaims beneficial ownership of such common stock held by POF and Power Fund except for its pecuniary interest therein. Voting and investment decisions with respect to shares of our common stock held by POF are generally made on behalf of Oaktree by Stephen Kaplan and Christopher Brothers. Mr. Kaplan is a founding principal of Oaktree and Mr. Brothers is a Managing Director of Oaktree. Each of Mr. Kaplan and Mr. Brothers expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein. Voting and investment decisions with respect to shares of our common stock held by Power Fund are made on behalf of Power Fund by an investment committee comprised of Lawrence Gilson, Richard Landers and Ian

Schapiro (the “GFI Representatives”) and Mr. Kaplan and Mr. Brothers. Decisions by the investment committee of Power Fund require the affirmative vote of two GFI Representatives, Mr. Kaplan and Mr. Brothers. Each of Messrs. Gilson, Landers, Schapiro, Kaplan and Brothers expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein.

(4)          c/o Oaktree Capital Management, LLC, 333 South Grand Avenue, Los Angeles, California 90071.

(5)          Includes 12,200,475 shares of common stock owned by Power Fund.

(6)          GFI is the co-general partner of Power Fund. By virtue of its relationship to Power Fund, GFI may be deemed to have or share beneficial ownership of shares owned by Power Fund. GFI expressly disclaims beneficial ownership of such common stock held by Power Fund.

(7)          c/o GFI Energy Ventures, LLC, 11611 San Vicente Boulevard, Suite 710, Los Angeles, California 90049.

(8)          By virtue of being a founding principal of GFI, Mr. Gilson may be deemed to have or share beneficial ownership of shares of our common stock beneficially owned by GFI. Mr. Gilson expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein.

(9)          By virtue of being a founding principal of GFI, Mr. Landers may be deemed to have or share beneficial ownership of shares of our common stock beneficially owned by GFI. Mr. Landers expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein.

(10)   In Amendment No. 1 to Schedule 13G, dated February 14, 2006, jointly filed by Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C. and Jeffrey L. Gendell, such persons report that as of such date, (i) they possessed shared power to vote and dispose of these shares, and (ii) the business address of each such person is Railroad Avenue, 3rd Floor, Greenwich Connecticut 06830.

(11)   Consists of (i) 19,913 shares of common stock acquired by Mr. Brayman pursuant to the exercise of then-unvested stock options, of which 9,957 shares of common stock are subject to repurchase, and options to purchase 1,121 shares of common stock that are currently exercisable.

(12)   By virtue of being a Managing Director of Oaktree, Mr. Brothers may be deemed to have or share beneficial ownership of shares of our common stock beneficially owned by Oaktree. Mr. Brothers expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein.

(13)   By virtue of being a Managing Director of Oaktree, Mr. Harmon may be deemed to have or share beneficial ownership of shares of our common stock beneficially owned by Oaktree. Mr. Harmon expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein.

(14)   By virtue of being a founding principal of GFI, Mr. Schapiro may be deemed to have or share beneficial ownership of shares of our common stock beneficially owned by GFI. Mr. Schapiro expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein.

(15)   Consists of (i) options to purchase 14,935 shares of common stock subject to unvested stock options that may be exercised prior to vesting and (ii) options to purchase 4,978 shares of common stock that are currently exercisable.

(16)   Consists of 19,913 shares of common stock subject to unvested stock options that may be exercised prior to vesting.

(17)   c/o InfraSource Transmission Services Company, 209 Kingsbury Grade # 2J, Stateline, Nevada 89449. Of these shares, 32,417 are subject to repurchase under specified circumstances upon a termination of Mr. Maslonka’s employment.

(18)   c/o DRHCLH Partnership, L.P., 525 Guinevere Drive, Newton Square, Pennsylvania 19073.

(19)   Consists of (i) 116,974 shares of common stock subject to unvested stock options that may be exercised prior to vesting, (ii) options to purchase 28,046 shares of common stock that are currently exercisable and (iii) 522,148 shares of common stock owned by DRHCLH Partnership, L.P., of which the beneficial owners are Mr. Helwig and his wife. In his capacity as general partner, Mr. Helwig exercises all voting and investment power with respect to the shares owned by DRHCLH Partnership, L.P. 191,673 shares of common stock owned by DRHCLH Partnership, L.P. are subject to repurchase under specified circumstances upon a termination of Mr. Helwig’s employment. Of these shares subject to repurchase, the Company’s repurchase right may lapse with respect to 119,476 shares in the event our principal stockholders receive aggregate net proceeds of at least $188.0 in the proposed offering of our common stock that we have filed with the SEC concurrently with this annual report on Form 10-K.

(20)   Consists of (i) 149,356 shares of common stock subject to unvested stock options that may be exercised prior to vesting (of which 69,705 shares may vest immediately upon completion of this offering if our principal stockholders receive aggregate net proceeds of at least $188.0 million in the proposed offering of our common stock that we have filed with the SEC concurrently with this annual report on Form 10-K), (ii) options to purchase 47,777 shares of common stock that are currently exercisable and (iii) 80,771 shares of common stock owned by Mr. Montgomery.

(21)   Consists of (i) 126,689 shares of common stock subject to unvested stock options that may be exercised prior to vesting (of which 69,705 shares may vest immediately upon completion of this offering if our principal stockholders receive aggregate net proceeds of at least $188.0 million  in the proposed offering of our common stock that we have filed with the SEC concurrently with this annual report on Form 10-K), (ii) options to purchase 49,045 shares of common stock that are currently exercisable and (iii) 18,848 shares of common stock owned by Mr. Daily.

(22)   Consists of (i) 119,487 shares of common stock subject to unvested stock options that may be exercised prior to vesting (of which 69,705 shares may vest immediately upon completion of this offering if our principal stockholders receive aggregate net proceeds of at least $188.0 million  in the proposed offering of our common stock that we have filed with the SEC concurrently with this annual report on Form 10-K) and (ii) options to purchase 26,927 shares of common stock that are currently exercisable.

(23)   Includes 547,354 shares of common stock subject to options that may be exercised prior to vesting and options to purchase 168,894 shares of common stock that are currently exercisable.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITS Acquisition

On January 27, 2004, InfraSource Services acquired all of the voting interests of Maslonka & Associates, Inc., now known as InfraSource Transmission Services Company (“ITS”), for a total purchase price of $83.2 million, which included the issuance of 4,330,820 shares of InfraSource Services’ common stock, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. Martin Maslonka, a principal stockholder of InfraSource Services, received $9.5 million in cash and 2,407,235 shares of InfraSource Services common stock. The final purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. Under the terms of the holdback provisions, InfraSource Services withheld $6.6 million in cash payable at closing and 957,549 shares of common stock, including $5.9 million in cash and 532,206 shares relating to Mr. Maslonka. We finalized the working capital adjustment in July 2005 and released $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the agreement, including $3.1 million in cash and 41,889 shares of common stock to Mr. Maslonka. The balance of the holdback was released in January 2006.

ITS Lease

We lease our ITS headquarters in Mesa, Arizona and our ITS Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we will incur total annual lease payments of $0.2 million.

ITS Promissory Note

ITS was the issuer of a $1.0 million installment promissory note in favor of Martin Maslonka. The promissory note had an annual interest rate of 8.5%, and interest is payable in equal monthly payments of $7,083. The promissory note which was scheduled to mature on June 30, 2006 was repaid in December 2005.

Blair Park Liabilities

As of December 31, 2005, we had $7.1 million due to the former owners of Blair Park Services, Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities—related parties on our consolidated balance sheet for additional contingent purchase price consideration. We acquired Blair Park in 2001.

Registration Rights Agreement

In January 2004, we entered into a registration rights agreement with our principal stockholders, certain of our executive officers and the sellers in the ITS acquisition transaction. Subject to certain conditions, the registration rights agreement requires us to register the shares of InfraSource Services owned by such stockholders with the SEC so that those shares may be publicly resold or to include their shares in certain registration statements we file. Our principal stockholders are entitled to require us to file a registration statement with the SEC for the resale of their shares. The sellers in the ITS acquisition and our executive officers are not entitled to require us to file a registration statement but may include their shares in certain registration statements filed by us. The underwriters of any underwritten offering will have the right to limit the number of shares to be included in the filed registration statement. In addition, we will pay all expenses (other than underwriting discounts and commissions) on behalf of any selling stockholder participating in a registered offering pursuant to the registration rights agreement.

In December 2005, we amended the Registration Rights Agreement to add Tontine Capital Partners, L.P. as a stockholder entitled to benefits under the agreement in connection with the sale of shares of our common stock by our principal stockholders and Martin Maslonka to Tontine Capital Partners, L.P.

Coleman Properties Lease

We lease office and warehouse space from Coleman Properties of which Lawrence Coleman, President of Blair Park Services, Inc. and Sunesys, Inc., and his brothers are general partners. The lease for this space was to run through October 2005, subject to a 6 year renewal option. The terms of the lease provided for an increase in rental payments equal to the increase in the Consumer Price Index. In October, 2005 we renewed the lease for three years and our annual payments under this agreement are approximately $86,000. We also lease ducts in two river bores under the Delaware River from Coleman Properties. Our lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Our annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.

Stockholders’ Agreement

In September 2003, we and certain holders of our common stock became parties to a stockholders’ agreement. Upon closing of the January 2004 ITS transaction, the Maslonka sellers were added as parties. This stockholders’ agreement gave our principal stockholders a right of first refusal if any existing stockholder proposed to transfer its common stock. Upon the closing of our initial public offering, most of the provisions of the stockholders’ agreement, including those providing for the right of first refusal, automatically terminated.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP, independent registered public accountants, audited our financial statements for the year ended December 31, 2005. Representatives of PricewaterhouseCoopers LLP are expected to attend our 2006 annual meeting of stockholders, will have the opportunity to make a statement if they desire to do so, and are expected to be available to respond to appropriate questions. The Audit Committee of the Board of Directors has selected PricewaterhouseCoopers LLP as the independent registered public accountants to audit our financial statements for the year ending December 31, 2006. For the years ended December 31, 2005 and December 31, 2004, aggregate fees billed to InfraSource by PricewaterhouseCoopers LLP were as follows:

	2005	2004
Audit Fees(1)	$1,671,859	$2,973,533
Audit-Related Fees(2)	—	539,187
Tax Fees(3)	—	126,067
All Other Fees	2,375	2,800
Total Fees	$1,674,234	$3,641,587

(1)          Audit Fees represent fees for professional services provided in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and audit services provided in connection with other statutory or regulatory filings. Audit Fees for 2004 include fees related to our registration statement for the initial public offering.

(2)          Audit-Related Fees for the year ended December 31, 2004 primarily included fees for due diligence related to our 2004 acquisitions.

(3)          Tax Fees for the year ended December 31, 2004 included fees in connection with state tax advisory services for two of our subsidiaries.

The Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) provides for the pre-approval of audit and non-audit services performed by our independent registered public accountant. Under the policy, the Audit Committee may pre-approve specific services, including fee levels, by the independent registered public accountant in a designated category (audit, audit-related, tax services and all other services). The Audit Committee may delegate, in writing, this authority to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the Audit Committee at its next scheduled meeting. As of the date of our initial public offering, the Audit Committee adopted the Pre-Approval Policy. All audit, audit-related and tax services provided to us by PricewaterhouseCoopers LLP under engagements arising after the completion of our initial public offering and before December 31, 2005 have been pre-approved by the Audit Committee.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Schedules

(1)   The consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(2)   The following financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8 of this Annual Report on Form 10-K):

Page
Reports of Independent Registered Public Accounting Firm	59
Schedule II—Valuation and Qualifying Accounts for the period January 1 to September 23, 2003 (predecessor entity—Infrasource Incorporated and Subsidiaries), May 30 to December 31, 2003 and for the years ended December 31, 2004 and 2005	123

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
the Years Ended December 31, 2004 and 2005
(In thousands)

	Balance at	Additions					Balance at
Description	Beginning of Period	Charged to Expenses	Charged to Other Accounts		Deductions		End of Period
Allowance for Uncollectible Accounts Receivable:
InfraSource Services, Inc. and Subsidiaries:
Year 2005	$3,305	$353	$(446)		$28		$3,184
Year 2004	4,917	(274)	473		1,811	(b)	3,305
May 30 to December 31, 2003	8,081	178	(3,308	)(a)	34		4,917

Predecessor entity—InfraSource Incorporated and Subsidiaries:
January 1 to September 23, 2003	7,462	236	438		55		8,081
Valuation Allowance for Deferred Tax Assets:
InfraSource Services, Inc. and Subsidiaries
Year 2005	$—	$—	$—		$—		$—
Year 2004	—	—	—		—		—
May 30 to December 31, 2003	—	—	—		—		—

Predecessor entity—InfraSource Incorporated and Subsidiaries:
January 1 to September 23, 2003	5,001	915	—		699	(c)	5,217

(a)    Allowance for Uncollectible Accounts Receivable includes net amounts associated with acquisitions and discontinued operations.

(b)   Amounts written off as uncollectible or transferred.

(c)    Reclassified to deferred state taxes

(b)          Exhibits:

Exhibit No.	Document
2.1

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among InfraSource Underground Construction, LLC, Sub-Surface Construction Co., EnStructure Corporation and SEMCO Energy, Inc.(9)***

2.2

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among IUC SOUTH, LLC, InfraSource Underground Construction Services, Inc., Flint Construction Company, EnStructure Corporation and SEMCO Energy, Inc.(9)***

2.3

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among InfraSource Underground Construction, LLC, Mueller Pipeliners, Inc., Iowa Pipeline Associates, Inc., EnStructure Corporation and SEMCO Energy, Inc.(9)***

3.1	Restated Certificate of Incorporation of InfraSource Services, Inc.(5)
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(5)
3.2	Amended and Restated Bylaws of InfraSource Services, Inc.(5)
3.3	Specimen of Common Stock certificate of InfraSource Services, Inc.(3)
4.1	Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and its Stockholders party thereto.(1)
4.2

Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(3)

4.2.1*

Amendment to Registration Rights Agreement, dated as of December 7, 2005, by and among InfraSource Services, Inc. and OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.

10.1	Form of 2004 Officer and Director Indemnification Agreement.(3)
10.2*	Form of 2005 Officer and Director Indemnification Agreement.
10.3	Credit Agreement, dated September 24, 2003, made by InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated in favor of LaSalle Bank National Association.(1)
10.3.1

First Amendment, dated as of January 22, 2004, to the Credit Agreement, dated as of September 24, 2003, made by InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated in favor of LaSalle Bank National Association.(2)

10.3.2	Second Amendment and Waiver, dated April 21, 2004, to the Credit Agreement and the Guarantee and Collateral Agreement.(3)
10.4

Guarantee and Collateral Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc., (f/k/a Dearborn Holdings Corporation), InfraSource Incorporated and its subsidiaries party thereto, in favor of Barclays Bank PLC.(3)

10.5

Amended and Restated Credit Agreement, dated as of May 12, 2004, by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.(6)

10.5.1**

Second Amendment and Waiver, dated as of June 10, 2005, to the Amended and Restated Credit Agreement, dated as of May 12, 2004 , by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.(7)

10.5.2*

Third Amendment, dated as of December 16, 2005, to the Amended and Restated Credit Agreement, dated as of May 12, 2004 , by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.

10.6†	2003 Omnibus Stock Incentive Plan, as amended.(1)
10.6.1†*	Form of InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) 2003 Omnibus Stock Incentive Plan Non-Qualified Time-Based Stock Option Agreement.
10.6.2†*	Form of InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) 2003 Omnibus Stock Incentive Plan Non-Qualified Performance-Based Stock Option Agreement.
10.7†*	2004 Omnibus Stock Incentive Plan.
10.7.1†	Form of 2004 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(3)
10.7.2†*	Form of 2004 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement for senior management and directors.
10.8†	2004 Employee Stock Purchase Plan.(3)
10.9†	InfraSource Incorporated Deferred Compensation Plan.(2)
10.10†	Summary of Non-Employee Director Compensation.(6)
10.11†	Management Agreement, dated September 24, 2003, by and among David Helwig, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.12†	Management Agreement, dated September 24, 2003, by and among Terence R. Montgomery, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.13†	Management Agreement, dated September 24, 2003, by and among Stephen J. Reiten, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.14†	Management Agreement, dated September 24, 2003, by and among Paul M. Daily, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.15†	Management Agreement, dated April 6, 2004 by and between R. Barry Sauder, InfraSource Corporate Services Inc. and, solely with respect to Section 4(c), InfraSource Services, Inc.(4)
10.16†	Management Agreement, dated June 27, 2005, by and between Deborah C. Lofton and InfraSource Services, Inc.(7)
10.17†	Management Agreement, dated June 27, 2005, by and between Walter G. MacFarland and InfraSource Services, Inc.(7)

10.18†	Settlement Agreement and General Release of Claims, dated September 29, 2003, by Terence R. Montgomery and InfraSource Incorporated.(2)
10.19†	Amendment to Non-Qualified Time-Based Stock Option Agreement, dated January 27, 2004, by and between Paul Daily and InfraSource Services, Inc.(2)
10.20†	Confidentiality and Non-Compete Agreement, dated June 14, 2005, between InfraSource Services, Inc. and John R. Marshall.(8)
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†                    Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

*                    Filed herewith

**             Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission and are the subject of a Commission Order granting confidential treatment dated November 7, 2005.

***  InfraSource Services, Inc. agrees to furnish copies of the exhibits referenced in this agreement to the Securities and Exchange Commission upon request.

(1)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375), filed with the Commission on January 30, 2004.

(2)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-112375), filed with the Commission on March 29, 2004.

(3)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 3 (Registration No. 333-112375), filed with the Commission on April 29, 2004.

(4)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 4 (Registration No. 333-112375), filed with the Commission on May 4, 2004.

(5)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-115648), filed with the Commission on May 19, 2004.

(6)          Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(7)          Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(8)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 14, 2005.

(9)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 3, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRASOURCE SERVICES, INC.
March 1, 2006	By:	/s/ DAVID R. HELWIG
David R. Helwig, Chief Executive Officer and President (principal executive officer)
	By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery, Chief Financial Officer and Senior Vice President (principal financial officer)
	By:	/s/ R. BARRY SAUDER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ IAN A. SCHAPIRO	Director and Interim Chairman of the Board	March 1, 2006
Ian A. Schapiro
/s/ DAVID R. HELWIG	Chief Executive Officer, President	March 1, 2006
David R. Helwig	and Director
/s/ JOHN A. BRAYMAN	Director	March 1, 2006
John A. Brayman
/s/ CHRISTOPHER S. BROTHERS	Director	March 1, 2006
Christopher S. Brothers
/s/ J. MICHAL CONAWAY	Director	March 1, 2006
J. Michal Conaway
/s/ MICHAEL P. HARMON	Director	March 1, 2006
Michael P. Harmon
/s/ RICHARD S. SIUDEK	Director	March 1, 2006
Richard S. Siudek
/s/ DAVID H WATTS	Director	March 1, 2006
David H Watts

EXHIBIT INDEX

Exhibit No.		Document
2.1	***

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among InfraSource Underground Construction, LLC, Sub-Surface Construction Co., EnStructure Corporation and SEMCO Energy, Inc.(9)

2.2	***

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among IUC SOUTH, LLC., InfraSource Underground Construction Services, Inc., Flint Construction Company, EnStructure Corporation and SEMCO Energy, Inc.(9)

2.3	***

Amended and Restated Asset Purchase Agreement, dated as of September 3, 2004, by and among InfraSource Underground Construction, LLC, Mueller Pipeliners, Inc., Iowa Pipeline Associates, Inc., EnStructure Corporation and SEMCO Energy, Inc.(9)

3.1		Restated Certificate of Incorporation of InfraSource Services, Inc. (5)
3.1.1		Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(5)
3.2		Amended and Restated Bylaws of InfraSource Services, Inc.(5)
3.3		Specimen of Common Stock certificate of InfraSource Services, Inc.(3)
4.1		Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and its Stockholders party thereto.(1)
4.2

Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(3)

4.2.1	*

Amendment to Registration Rights Agreement, dated as of December 7, 2005, by and among InfraSource Services, Inc. and OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.

10.1		Form of 2004 Officer and Director Indemnification Agreement.(3)
10.2	*	Form of 2005 Officer and Director Indemnification Agreement.
10.3		Credit Agreement, dated September 24, 2003, made by InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated in favor of LaSalle Bank National Association.(1)
10.3.1

First Amendment, dated as of January 22, 2004, to the Credit Agreement, dated as of September 24, 2003, made by InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated in favor of LaSalle Bank National Association.(2)

10.3.2		Second Amendment and Waiver, dated April 21, 2004, to the Credit Agreement and the Guarantee and Collateral Agreement.(3)
10.4

Guarantee and Collateral Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc., (f/k/a Dearborn Holdings Corporation), InfraSource Incorporated and its subsidiaries party thereto, in favor of Barclays Bank PLC.(3)

10.5

Amended and Restated Credit Agreement, dated as of May 12, 2004, by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.(6)

10.5.1	**

Second Amendment and Waiver, dated as of June 10, 2005, to the Amended and Restated Credit Agreement, dated as of May 12, 2004 , by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.(7)

10.5.2	*

Third Amendment, dated as of December 16, 2005, to the the Amended and Restated Credit Agreement, dated as of May 12, 2004 , by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.

10.6	†	2003 Omnibus Stock Incentive Plan, as amended.(1)
10.6.1	† *	Form of InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) 2003 Omnibus Stock Incentive Plan Non-Qualified Time-Based Stock Option Agreement.
10.6.2	† *	Form of InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) 2003 Omnibus Stock Incentive Plan Non-Qualified Performance-Based Stock Option Agreement.
10.7	† *	2004 Omnibus Stock Incentive Plan.
10.7.1	†	Form of 2004 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(3)
10.7.2	† *	Form of 2004 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement for senior management and directors.
10.8	†	2004 Employee Stock Purchase Plan.(3)
10.9	†	InfraSource Incorporated Deferred Compensation Plan(2)
10.10	†	Summary of Non-Employee Director Compensation.(6)
10.11	†	Management Agreement, dated September 24, 2003, by and among David Helwig, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.12	†	Management Agreement, dated September 24, 2003, by and among Terence R. Montgomery, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.13	†	Management Agreement, dated September 24, 2003, by and among Stephen J. Reiten, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.14	†	Management Agreement, dated September 24, 2003, by and among Paul M. Daily, InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and InfraSource Incorporated.(2)
10.15	†	Management Agreement, dated April 6, 2004 by and between R. Barry Sauder, InfraSource Corporate Services Inc. and, solely with respect to Section 4(c), InfraSource Services, Inc.(4)

10.16	†	Management Agreement, dated June 27, 2005, by and between Deborah C. Lofton and InfraSource Services, Inc.(7)
10.17	†	Management Agreement, dated June 27, 2005, by and between Walter G. MacFarland and InfraSource Services, Inc.(7)
10.18	†	Settlement Agreement and General Release of Claims, dated September 29, 2003, by Terence R. Montgomery and InfraSource Incorporated.(2)
10.19	†	Amendment to Non-Qualified Time-Based Stock Option Agreement, dated January 27, 2004, by and between Paul Daily and InfraSource Services, Inc.(2)
10.20	†	Confidentiality and Non-Compete Agreement, dated June 14, 2005, between InfraSource Services, Inc. and John R. Marshall.(8)
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†                    Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

*                    Filed herewith

**             Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission and are the subject of a Commission Order granting confidential treatment dated November 7, 2005.

***      InfraSource Services, Inc. agrees to furnish copies of the exhibits referenced in this agreement to the Securities and Exchange Commission upon request.

(1)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375), filed with the Commission on January 30, 2004.

(2)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-112375), filed with the Commission on March 29, 2004.

(3)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 3 (Registration No. 333-112375), filed with the Commission on April 29, 2004.

(4)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 4 (Registration No. 333-112375), filed with the Commission on May 4, 2004.

(5)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-115648), filed with the Commission on May 19, 2004.

(6)          Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(7)          Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(8)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 14, 2005.

(9)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 3, 2004.