Form 10-Q
period 2006-03-31
INFRASOURCE SERVICES INC
filed 2006-05-04
CIK 1276827

c

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-32164
INFRASOURCE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0523754 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐         No ☑
     At April 26, 2006 there were 39,883,359 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended March 31, 2006
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Table of Contents

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2005	2006
	(Unaudited)
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$24,287	$11,891
Contract receivables (less allowances for doubtful accounts of $3,184 and $2,561, respectively)	137,762	141,864
Costs and estimated earnings in excess of billings	84,360	86,175
Inventories	9,183	12,322
Deferred income taxes	4,732	5,193
Other current assets	7,074	6,121
Receivables due from related party	—	268

Total current assets	267,398	263,834

Property and equipment (less accumulated depreciation of $55,919 and $62,741, respectively)	144,200	146,290
Goodwill	138,054	138,610
Intangible assets (less accumulated amortization of $19,861 and $20,118, respectively)	1,884	1,627
Deferred charges and other assets, net	10,501	9,667

Total assets	$562,037	$560,028

Current liabilities:
Current portion of long-term debt	$889	$888
Other liabilities — related parties	11,299	7,880
Accounts payable	44,939	40,057
Accrued compensation and benefits	20,454	19,049
Other current and accrued liabilities	20,515	19,068
Accrued insurance reserves	30,550	33,766
Billings in excess of costs and estimated earnings	15,012	16,143
Deferred revenues	6,590	6,573

Total current liabilities	150,248	143,424

Long-term debt, net of current portion	83,019	82,797
Deferred revenues	17,826	17,815
Other long-term liabilities — related party	420	420
Deferred income taxes	3,370	3,805
Other long-term liabilities	5,298	4,837

Total liabilities	260,181	253,098

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.001 par value (authorized - 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized - 120,000,000 shares; issued and outstanding - 39,396,694 and 39,673,004, respectively)	39	40
Treasury stock at cost (29,870 and 29,870, respectively)	(137)	(137)
Additional paid-in capital	276,746	279,368
Retained earnings	24,640	27,106
Accumulated other comprehensive income	568	553

Total shareholders’ equity	301,856	306,930

Total liabilities and shareholders’ equity	$562,037	$560,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006
	(Unaudited)
	(In thousands, except per share data)
Contract revenues	$180,630	$217,240
Cost of revenues	160,366	188,044

Gross profit	20,264	29,196

Selling, general and administrative expenses	16,508	23,071
Merger related costs	76	—
Provision (recoveries) of uncollectible accounts	80	(10)
Amortization of intangible assets	1,612	257

Income from operations	1,988	5,878
Interest income	194	236
Interest expense and amortization of debt discount	(1,456)	(2,111)
Other income, net	4,380	128

Income from continuing operations before income taxes	5,106	4,131
Income tax expense	2,042	1,665

Income from continuing operations	3,064	2,466
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $215 and $0, respectively)	(322)	—

Net income	$2,742	$2,466

Basic income per share:
Income from continuing operations	$0.08	$0.06
Loss from discontinued operations	(0.01)	—

Net income	$0.07	$0.06

Weighted average basic common shares outstanding	38,981	39,515

Diluted income per share:
Income from continuing operations	$0.08	$0.06
Loss from discontinued operations	(0.01)	—

Net income	$0.07	$0.06

Weighted average diluted common shares outstanding	39,794	40,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

							Accumulated Other Comprehensive
							Income
								Foreign
							Fair Value	Currency
	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Adjustment on	Translation	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Derivatives	Adjustment	Earnings	Total
				(Unaudited)
				(in thousands, except share amounts)
Balance as of December 31, 2005	39,396,694	$39	(29,870)	$(137)	$278,387	$(1,641)	$480	$88	$24,640	$301,856

Vesting of early exercised options	119,476	—	—	—	549	—	—	—	—	549
Reclass of deferred compensation	—	—	—	—	(1,641)	1,641	—	—	—	—
Stock options exercised and vested restricted stock	156,834	1	—	—	755	—	—	—	—	756

Income tax benefit from options exercised	—	—	—	—	448	—	—	—	—	448
Share-based compensation expense	—	—	—	—	870	—	—	—		870
Net income	—	—	—	—		—	—	—	2,466	2,466
Other comprehensive loss	—	—	—	—		—	—	(15)	—	(15)

Balance as of March 31, 2006	39,673,004	$40	(29,870)	$(137)	$279,368	$—	$480	$73	$27,106	$306,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$2,742	$2,466
Adjustments to reconcile net income to cash used in operating activities:
Loss from discontinued operations - net of tax	322	—
Depreciation	6,793	6,911
Amortization of intangibles	1,612	257
(Gain) loss on sale of assets	(624)	71
Deferred income taxes	1,512	(873)
Reversal of litigation judgment	(4,279)	—
Other	(121)	1,028
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	2,214	(4,092)
Costs and estimated earnings in excess of billings, net	(25,546)	(683)
Inventories and other current assets	2,893	(2,182)
Deferred charges and other assets	(1,150)	156
Current liabilities	(3,661)	(3,694)
Other liabilities — related parties	893	36
Other liabilities	(29)	163

Net cash flows used in operating activities from continuing operations	(16,429)	(436)
Net cash flows used in operating activities from discontinued operations	(207)	—

Net cash flows used in operating activities	(16,636)	(436)

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(38)	(3,476)
Proceeds from restricted cash	5,000	—
Proceeds from sales of equipment	1,345	186
Additions to property and equipment	(8,540)	(9,557)

Net cash flows used in investing activities from continuing operations	(2,233)	(12,847)
Net cash flows used in investing activities from discontinued operations	(138)	—

Net cash flows used in investing activities	(2,371)	(12,847)

Cash flows from financing activities:
Increase in revolving credit facility borrowings	6,000	—
Repayments of long-term debt and capital lease obligations	(231)	(223)
Excess tax benefits from stock-based compensation	—	356
Proceeds from exercise of stock options	270	755

Net cash flows provided by financing activities	6,039	888

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(12,968)	(12,395)
Cash and cash equivalents transferred to discontinued operations	345	—
Cash and cash equivalents — beginning of period	21,222	24,287
Effect of exchange rates on cash	—	(1)

Cash and cash equivalents — end of period	$8,599	$11,891

Supplemental cash flow information:

Accounts payable balance related to purchases of property and equipment	$2,217	$954
     The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our”. We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple service territories throughout the United States. We do not have significant operations or assets outside the United States.
     On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries (collectively, the “InfraSource Group”), pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. Our principal stockholders are OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships.
     On March 24, 2006, the Principal Stockholders and other stockholders completed a secondary underwritten public offering of 13,000,000 shares of our common stock at $17.50 per share. On April 12, 2006, an additional 1,950,000 shares of our common stock were sold following the exercise, in full, of the underwriters over-allotment option to purchase additional shares for 30 days after the prospectus date. We did not issue any primary shares; therefore, we did not receive any of the proceeds of this offering. As of the date of this filing our Principal Stockholders own approximately 27.3% of our common stock.
     The accompanying unaudited condensed consolidated financial statements reflect our financial position as of December 31, 2005 and March 31, 2006; our results of operations for the three months ended March 31, 2005 and 2006; and our cash flows for the three months ended March 31, 2005 and 2006. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2005 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with our financial statements and related notes included in our Report on Form 10-K for the year ended December 31, 2005.
     Certain amounts in the accompanying statements have been reclassified for comparative purposes.

2. Summary of Significant Accounting Policies
Share-based compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.
     Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations, other than restricted stock awards and stock options granted to employees and directors below the fair market value of the underlying stock at the grant-date.
     We adopted SFAS No. 123R using the modified prospective transition method. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 include the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $0.9 million, of which $0.7 million related to stock options, $0.1 million related to restricted stock and $0.1 million related to our employee stock purchase plan (refer to note 8 for additional information). For the three months ended March 31, 2005, we recorded share-based compensation expense of $16,000 related to stock options which were granted to employees and directors below the fair market value of the underlying stock at the date of grant. Share-based compensation expense is included in selling, general and administrative expenses in our condensed consolidated statements of income.
     Our income from continuing operations before income taxes, income from continuing operations and net income for the three months ended March 31, 2006 was $0.8 million, $0.5 million and $0.5 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.07 and $0.07, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.06 and $0.06, respectively.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. We value share-based awards using the Black-Scholes option pricing model and recognize compensation expense on a straight-line basis over the requisite service periods. Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. Share-based compensation expense recognized in our condensed consolidated statement of income for the three months ended March 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As share-based compensation expense recognized in our condensed consolidated statement of income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Previously in our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

     The following table illustrates the effect on net income and earnings per share for the period prior to adoption of SFAS No. 123R, as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Three Months Ended
March 31, 2005
(in thousands, except per share amounts)
Net income as reported	$2,742
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relative tax effects	(157)

Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	16

Pro forma net income	$2,601

Basic and diluted income per share:
Basic net income per share — as reported	$0.07
Basic net income per share — pro forma	0.07
Diluted net income per share — as reported	0.07
Diluted net income per share — pro forma	0.07
     Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. SFAS No. 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.
3. Discontinued Operations
     In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). Additionally, in the second quarter of 2005, we committed to a plan to sell substantially all of the assets of Electric Services, Inc. (“ESI”). Both ULMS and ESI were part of our ICS segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of ULMS and ESI were reflected as discontinued operations in our accompanying condensed consolidated financial statements. On August 1, 2005 we sold certain assets of ULMS and the stock of ESI.

     Statement of operations information for discontinued operations:

For The Three
Months Ended
March 31, 2005
(in thousands)
Contract revenues	$4,878
Pre-tax loss	(536)
4. Costs And Estimated Earnings In Excess Of Billings
     Included in costs and estimated earnings in excess of billings are costs related to claims and unapproved change orders of approximately $12.4 million and $3.9 million at December 31, 2005 and March 31, 2006, respectively. These remaining amounts are primarily related to permit delays, changes in scope and environmental impacts on two underground utility construction projects. During the three months ended March 31, 2006 we recovered claim amounts of $5.8 million existing at December 31, 2005 related to a delay in the anticipated start date of one of our electric transmission projects. Settlement of these claims in the first quarter of 2006 generated a pre-tax profit of $0.3 million.
     Estimated revenue related to claims and in amounts up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.
5. Goodwill and Intangible Assets
     Our goodwill and intangible assets are comprised of:

	December 31, 2005	March 31, 2006
	(in thousands)
Goodwill	$138,054	$138,610

Intangible assets:
Construction backlog	$17,184	$17,184
Volume agreements	4,561	4,561

Total intangible assets	21,745	21,745

Accumulated amortization:
Construction backlog	(16,690)	(16,814)
Volume agreements	(3,171)	(3,304)

Total accumulated amortization	(19,861)	(20,118)

Intangible assets, net	$1,884	$1,627

     The goodwill balance as of March 31, 2006 was $128.2 million and $10.4 million for the ICS and TS segments, respectively. The goodwill balance as of December 31, 2005 was $128.0 million and $10.0 million for the ICS and TS segments, respectively. The increase in goodwill during the three months ended March 31, 2006 relates to the resolution of preacquistion tax items. We are expecting the working capital adjustment to the purchase price for our 2005 acquisition of EHV Power Corporation (“EHV”) to be finalized in the second quarter of 2006.

     As a result of the adoption of SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. We complete our annual analysis of our reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the three ended March 31, 2005 and 2006.
     Expense for the amortization of intangible assets was $1.6 million and $0.3 million for the three months ended March 31, 2005 and 2006, respectively. When fully amortized, intangible assets are removed from our balance sheet.
     The estimated aggregate amortization expense of intangible assets for the next five succeeding fiscal years is:

For the year ended December, 31,	(in thousands)
2006 (excludes the three months ended March 31, 2006)	$805
2007	436
2008	227
2009	159
2010	—

Total	$1,627

6. Debt
     On March 15, 2006, we entered into a Fourth Amendment to our credit facility. The Fourth Amendment amends the events of default provisions of the credit facility to provide that an event of default will occur if any “person” or “group”, other than the Principal Stockholders becomes or obtains rights to become the “beneficial owner”, directly or indirectly, of more than 35% of our outstanding common stock.

7. Computation of Per Share Earnings
     The following table is a reconciliation of the numerators and denominators of the basic and diluted income per share computation.

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006
	(in thousands)
Income from continuing operations (numerator)	$3,064	$2,466
Loss from discontinued operations, net of tax benefit of $(215) and $0, respectively	(322)	—

Net income	$2,742	$2,466

Weighted average basic common shares outstanding (denominator)	38,981	39,515
Potential common stock arising from stock options	813	601

Weighted average diluted common shares outstanding (denominator)	39,794	40,116

Basic net income per share	$0.07	$0.06
Diluted net income per share	0.07	0.06
     Included in potential common stock arising from stock options for the three months ended March 31, 2005 and 2006 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation. For the three months ended March 31, 2005 and 2006 there were 637,620 shares and 680,701 shares, respectively, under option grants excluded from the calculation of diluted earnings per share as the effect of these shares would have been anti-dilutive.
8. Stock Compensation Plans
Stock Options
     Our 2003 Omnibus Stock Incentive Plan as amended effective April 29, 2004 (the “2003 Stock Plan”), was originally adopted on September 23, 2003 to allow the grant of stock options and restricted stock to designated key employees. The options currently issued under the 2003 Stock Plan include time-based options that vest over four years. All options have a maximum term of ten years. The 2003 Stock Plan was terminated upon completion of the IPO. Options previously issued under the 2003 Stock Plan remain outstanding.
     Our 2004 Omnibus Stock Incentive Plan (the “2004 Stock Plan”) was adopted on April 29, 2004 to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. The options currently issued under the 2004 Stock Plan vest over a period of four years. All options have a maximum term of ten years. The aggregate number of shares reserved for issuance under the 2004 Stock Plan is 800,000 plus an amount to be added annually on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of the number of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of March 31, 2006, 2.4 million shares have been reserved for issuance under the 2004 Stock Plan.
     For the three months ended March 31, 2006, approximately $0.7 million of compensation expense related to stock options was recorded. Approximately $0.1 million of this expense related to performance options issued under the 2003 Stock Plan that vested upon the achievement of certain financial return targets achieved by the Principal Stockholders when we completed our secondary offering on March 24, 2006.
     For the purpose of calculating the fair value of our stock options, we estimate expected stock price volatility based on our common stock’s historical volatility. The risk-free interest rate assumption included in the calculation is based upon observed interest rate appropriate for the term of our employee stock options. The dividend yield assumption is based on our intent not to issue a dividend. We are currently using the simplified method to calculate expected holding period as provided for under SAB No. 107.
     As stock-based compensation expense recognized in the condensed consolidated statement of income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In accordance with SFAS No. 123, pro forma information for the periods prior to fiscal 2006 was based on recognizing the effect of forfeitures as they occurred.
     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $8.11. There were no stock options granted during the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006, was $0.5 million and $1.1 million, respectively.
     The fair value of each option grant was estimated on the grant-date using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended
March 31, 2006
Weighted Average Assumptions:
Expected volatility	45%
Dividend yield	0%
Risk-free interest rate	4.57%
Annual forfeiture rate	7%
Expected holding period (in years)	6.25

     The following table summarizes information for the options outstanding and exercisable for the year ended December 31, 2005 and three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Options	per share	Life	(in thousands)
Balance, December 31, 2004	2,212,701	$7.53
Granted	701,563	11.48
Exercised — Vested	(176,997)	5.02
Cancelled	(331,526)	7.84

Balance, December 31, 2005	2,405,741	$8.81
Granted	19,913	16.01
Exercised — Vested	(114,947)	6.57
Cancelled	(23,358)	7.48

Balance, March 31, 2006	2,287,349	$9.00

Options fully vested and expected to vest as of March 31, 2006	2,064,455	$8.63	8.2	$17,706

Options exercisable as of March 31, 2006	495,683	$6.72	7.7	$5,201

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $17.21 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on March 31, 2006 was 495,683.
     As of March 31, 2006, there was approximately $6.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 8.5 years.

Restricted Stock
     On August 11, 2005 we granted the sellers of the Maslonka business (renamed “InfraSource Transmission Services”), who are also our employees, 167,556 shares of restricted stock valued at $2.2 million, of which 25% vested in January 2006 and the remainder vest four years from the date of grant.
     The following table presents a summary of the status of our nonvested restricted stock as of March 31, 2006 and changes during the three months ended March 31, 2006:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Nonvested shares at December 31, 2005	167,556	$13.13

Vested	(41,889)	13.13

Nonvested shares at March 31, 2006	125,667	$13.13

     As of March 31, 2006, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares vested during the three months ended March 31, 2006 was $0.6 million. Compensation expense related to restricted stock was $0.1 million for the three months ended March 31, 2006.
Employee Stock Purchase Plan
     In April 2004, our board of directors adopted the 2004 Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000 plus an amount to be added annually on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of the number of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. For the three months ended March 31, 2006, approximately $0.1 million of compensation expense related to the employee stock purchase plan was recorded. As of March 31, 2006, 2.8 million shares have been reserved for issuance under the 2004 Employee Stock Purchase Plan.
9. Concentration of Credit Risk
     We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for 46% and 42%, of our consolidated revenues for the three months ended March 31, 2005 and 2006, respectively. Exelon Corporation (“Exelon”) accounted for approximately 21% and 17%, of our consolidated revenues for the three months ended March 31, 2005 and 2006, respectively.
     At December 31, 2005 and March 31, 2006, accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented 9% and 15%, respectively, of our total accounts receivable balance. Additionally, one other customer accounted for 10% of our accounts receivable balance at March 31, 2006.

10. Other Income, Net
     Other income, net for the three months ended March 31, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003.
11. Comprehensive Income
     The following table presents the components of comprehensive income for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006
	(In thousands)
Net income	$2,742	$2,466
Foreign currency translation adjustment	—	(15)
Fair value adjustments on derivatives	231	—

Comprehensive income	$2,973	$2,451

     Other comprehensive income during the three months ended March 31, 2005 and 2006 was comprised of changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income. Other comprehensive income during the three months ended March 31, 2006 includes a foreign currency translation adjustment related to our Canadian operations.
12. Segment Information
     We operate in two business segments. Our ICS segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple territories throughout the United States. We do not have significant operations or assets outside the United States. We acquired a Canadian entity in November 2005 which represents 1% of our revenue for the three months ended March 31, 2006 and 1% of total assets as of March 31, 2006.
     Business segment performance measurements are designed to facilitate evaluation of operating unit performance and assist in allocation of resources for the reportable segments. The primary financial measures we use to evaluate our segment operations are contract revenues and income (loss) from operations as adjusted, a non-GAAP financial measure. Income (loss) from operations as adjusted excludes expenses for the amortization of intangibles related to our acquisitions. These amortization expenses are excluded because we believe amortization expense does not reflect the core performance of our business segments operations. A reconciliation of income (loss) from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations is provided below.
     We do not allocate corporate costs to our business segments for internal management reporting. Corporate and eliminations includes unallocated corporate costs, revenue related to administrative services we provide to one of our customers and elimination of revenues between reporting segments which are not significant. The following tables present segment information by period:

	Infrastructure
For the Three Months	Construction	Telecommunication	Corporate and
Ended March 31, 2005	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$169,341	$10,514	$775	$180,630
Income (loss) from operations as adjusted	3,295	4,193	(3,888)	3,600
Depreciation	5,911	836	46	6,793
Amortization	1,612	—	—	1,612
Total assets	376,291	78,790	68,533	523,614
Capital expenditures	3,774	4,460	306	8,540

reconciliation:
Income (loss) from operations as adjusted	$3,295	$4,193	$(3,888)	$3,600
Less: Amortization	1,612	—	—	1,612

Income (loss) from operations	1,683	4,193	(3,888)	1,988
Interest income	87	—	107	194
Interest expense and amortization of debt discount	(1,353)	(24)	(79)	(1,456)
Other income, net	594	1	3,785	4,380

Income (loss) before income taxes	$1,011	$4,170	$(75)	$5,106

	Infrastructure
For the Three Months	Construction	Telecommunication	Corporate and
Ended March 31, 2006	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$209,601	$10,073	$(2,434)	$217,240
Income (loss) from operations as adjusted	7,853	4,458	(6,176)	6,135
Depreciation	5,870	986	55	6,911
Amortization	257	—	—	257
Total assets	381,231	95,344	83,453	560,028
Capital expenditures	5,354	4,170	33	9,557

reconciliation:
Income (loss) from operations as adjusted	$7,853	$4,458	$(6,176)	$6,135
Less: Amortization	257	—	—	257

Income (loss) from operations	7,596	4,458	(6,176)	5,878
Interest income	1	—	235	236
Interest expense and amortization of debt discount	(1,274)	155	(992)	(2,111)
Other income (expense), net	(47)	(3)	178	128

Income (loss) before income taxes	$6,276	$4,610	$(6,755)	$4,131

     The following table presents information regarding revenues by end market:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006
	(in thousands)
Electric Transmission	$39,485	$57,760
Electric Substation	32,636	38,749
Utility Distribution and Industrial Electric	41,781	37,343

Total Electric	113,902	133,852

Natural Gas	43,141	53,926
Telecommunications	19,381	24,312
Other	4,206	5,150

	$180,630	$217,240

     Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 54% and 41%, of our telecommunications end market revenues for the three months ended March 31, 2005 and 2006, respectively, were from the TS segment.
13. Related Party Transactions
     As of March 31, 2006, we had $0.3 million due from our Principal Stockholders included in receivables from related party on our condensed consolidated balance sheet. This amount relates to reimbursements for certain secondary offering costs.
     As of March 31, 2006, we had $7.1 million due to the former owners of Blair Park accrued in other liabilities—related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001. The balance was paid in the second quarter of 2006.
     As of March 31, 2006, we have $0.8 million due to the sellers of the Maslonka business, who are also employees, accrued in other liabilities—related parties on our condensed consolidated balance sheet. This balance relates to amounts due upon collection from a third party. In January 2006, we paid the sellers of the Maslonka business $3.3 million of holdback consideration.
     We lease our InfraSource Transmission Services (“ITS”) headquarters in Mesa, Arizona and our ITS Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.
     We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. The lease for this space continues through October 2008. Our annual payments under this agreement are approximately $0.1 million.
     We also lease ducts in two river bores under the Delaware River from Coleman Properties. Our lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Our annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
     As of March 31, 2006 we have $0.4 million due to the EHV stockholders, who are currently our employees, accrued in other long-term liabilities—related party on our condensed consolidated balance sheet. This amount is a portion of the holdback consideration from our acquisition of EHV, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to us.
     We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties are expected to continue through March 2011 and May 2007. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.
14. Commitments and Contingencies
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
     The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1, “Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and other risks outlined in our filings with the Securities and Exchange Commission (“SEC”).
Introduction
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of InfraSource Services, Inc. and its wholly owned subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with the Management Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors, and audited financial statements and notes included in our Annual Report on Form 10-K.
Overview
     We are one of the largest specialty contractors servicing electric, natural gas and telecommunications infrastructure in the United States based on market share. We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment, provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple service territories throughout the United States. We do not have significant operations or assets outside the United States. We acquired EHV Power Corporation (“EHV”), a Canadian entity, in November of 2005, which represented less than 1% of our revenue in 2006.
During the first quarter of 2006:
•	Our gross profit increased $8.9 million, as compared to the first quarter of 2005, and our gross profit margin increased from 11.2% in 2005 to 13.4% in 2006. The increase was due primarily to an increase in volume and productivity in our natural gas and electric transmission work due to unusually mild weather during the first quarter of 2006, an increase in the volume of higher margin electric substation and electric transmission work, an increase in volume of dark fiber lease revenue and the exiting of certain unprofitable natural gas contracts. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work.

•	Claim amounts of $5.8 million, related to a delay in the anticipated start date of one of our electric transmission projects, were fully recovered during the three months ended March 31, 2006. These claim settlements also generated a pre-tax profit of $0.3 million.

•	We recorded $0.9 million of share-based compensation expense upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”.
     For the three months ended March 31, 2006, we had revenues of $217.2 million, in comparison to $180.6 million for the three months ended March 31, 2005. Our revenue mix by end market for the three months ended March 31, 2005 and 2006 is presented in the table below:

	Three Months Ended	Three Months Ended
End Market	March 31, 2005	March 31, 2006
Electric Transmission	22%	27%
Electric Substation	18%	18%
Utility Distribution and Industrial Electric	23%	17%

Total Electric	63%	62%

Natural Gas	24%	25%
Telecommunications	11%	11%
Other	2%	2%
     Our top ten customers accounted for approximately 46% and 42% of our consolidated revenues for the three months ended March 31, 2005 and 2006, respectively. Exelon accounted for approximately 21% and 17% of our consolidated revenues for the three months ended March 31, 2005 and 2006, respectively. Approximately 54% and 41% of our telecommunications end market revenues were from the TS segment for the three months ended March 31, 2005 and 2006, respectively.

     Below is a period-over-period (first quarter 2005 as to first quarter 2006) and sequential (fourth quarter 2005 as to first quarter 2006) comparison of end market backlog:

	Backlog as of		Increase/	Increase/
	March 31,	March 31,	(Decrease)	(Decrease)
	2005	2006	($)	(%)
	(in millions)
Electric Transmission	$152	$176	$24	16%
Electric Substation	102	136	34	33%
Utility Distribution and Industrial Electric	69	73	4	6%

Total Electric	323	385	62	19%

Natural Gas	388	294	(94)	(24)%
Telecommunications	186	234	48	26%
Other	25	19	(6)	(24)%

Total	$922	$932	$10	1%

	Backlog as of		Increase/	Increase/
	December	March 31,	(Decrease)	(Decrease)
	31, 2005	2006	($)	(%)
	(in millions)
Electric Transmission	$184	$176	$(8)	(4)%
Electric Substation	124	136	12	10%
Utility Distribution and Industrial Electric	45	73	28	62%

Total Electric	353	385	32	9%

Natural Gas	284	294	10	3%
Telecommunications	233	234	1	0%
Other	24	19	(5)	(21)%

Total	$894	$932	$38	4%

     Below is a period-over-period (first quarter 2005 as to first quarter 2006) and sequential (fourth quarter 2005 as to first quarter 2006) comparison of backlog by business segment:

	Backlog as of		Increase/	Increase/
	March 31,	March 31,	(Decrease)	(Decrease)
	2005	2006	($)	(%)
	(in millions)
Infrastructure Construction Services	$816	$797	$(19)	(2)%
Telecommunication Services	106	135	29	27%

Total	$922	$932	$10	1%

	Backlog as of		Increase/	Increase/
	December 31,	March 31,	(Decrease)	(Decrease)
	2005	2006	($)	(%)
	(in millions)
Infrastructure Construction Services	$773	$797	$24	3%
Telecommunication Services	121	135	14	12%

Total	$894	$932	$38	4%

Critical Accounting Policies and Estimates
      The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Refer to our Annual Report on Form 10-K for our critical accounting policies and estimates in addition to Share-Based Compensation presented below.
     Share-Based Compensation
      Effective January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. We have identified the accounting of our share-based payments as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123.
      SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. We value share-based awards using the Black-Scholes option pricing model. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. We determined expected volatility for fiscal year 2006 using the historical method. Management selected the historical method as we have not identified a more reliable or appropriate method to predict future volatility.
      As share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. The value of the portion of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service periods in our consolidated statements of income. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $0.9 million related to stock options, restricted stock and the discount on employee stock purchases. For the three months ended March 31, 2005, we recorded share-based compensation expense of $16,000 related to stock options which were granted to employees and directors below the fair market value of the underlying stock at the date of grant. See Notes 2 and 8 to our condensed consolidated financial statements for additional information regarding the adoption of SFAS No. 123R.
      If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly.
Results of Operations
Seasonality and Cyclicality
     The results of operations of our ICS segment are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is normally lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, our ICS segment typically experiences lower gross and operating margins in the first quarter. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new MSAs. During the three months ended March 31, 2006 we experienced unusually mild weather which contributed to increased volume and financial performance in our natural gas, underground telecommunications and electric transmission services.
     Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring and summer when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months.
     Activity in our industry and the available volume of work is affected by the highly cyclical spending patterns in the telecommunications and independent power producers’ sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The financial condition of our customers and their access to capital, variations in the mix and margins on projects performed during any particular quarter, the timing and magnitude of acquisitions and assimilation costs and regional economic conditions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for subsequent quarters or for the entire year.
     Our TS segment’s leasing of point-to-point telecommunications infrastructure is not significantly affected by seasonality.

Consolidated Results
Three months ended March 31, 2006 compared to the three months ended March 31, 2005

	Three Months		Three Months
	Ended March	% of	Ended March	% of
	31, 2005	Revenue	31, 2006	Revenue
	(in thousands)
Contract revenues	$180,630	100.0%	$217,240	100.0%
Gross profit	20,264	11.2%	29,196	13.4%
Selling, general and administrative expenses	16,508	9.1%	23,071	10.6%
Merger related costs	76	0.0%	—	0.0%
Provision (recoveries) of uncollectible accounts	80	0.0%	(10)	0.0%
Amortization of intangible assets	1,612	0.9%	257	0.1%

Income from operations	1,988	1.1%	5,878	2.7%
Interest income	194	0.1%	236	0.1%
Interest expense and amortization of debt discount	(1,456)	-0.8%	(2,111)	-1.0%
Other income	4,380	2.4%	128	0.1%

Income from continuing operations before income taxes	5,106	2.8%	4,131	1.9%
Income tax expense	2,042	1.1%	1,665	0.8%

Income from continuing operations	$3,064	1.7%	$2,466	1.1%

     Revenues: Revenues increased $36.6 million, or 20%, to $217.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to higher volumes of work in each of our primary end markets. Electric revenues increased by $20.0 million, or 18%, including $18.3 million from electric transmission services and $6.1 million from electric substation services, offset in part by a $4.4 million decrease from utility distribution and industrial electric services. Underground natural gas revenues increased by $10.8 million, or 25%, due primarily to unusually mild weather in the first quarter of 2006 which enabled an increased volume of work performed. Telecommunications revenues increased by $4.9 million, or 25%, due to an increase in demand for underground telecommunications infrastructure work, including “fiber to the premises” initiatives.
     Gross profit: Gross profit increased $8.9 million, or 44%, to $29.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Gross profit margins for the same periods increased from 11.2% in 2005 to 13.4% in 2006. The increase in gross profit margin was due primarily to an increase in volume and productivity in our natural gas and electric transmission work due to unusually mild weather, an increase in the volume of higher margin electric substation and electric transmission work, an increase in volume of dark fiber lease revenue and the exiting of certain unprofitable natural gas contracts. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work.
     Selling, general and administrative expenses: First quarter 2006 selling, general and administrative expenses were $23.1, an increase of $6.6 million, or 40%, compared to the three months ended March 31, 2005. The increase was due primarily to an increase in salaries and benefits of $3.2 million for additional personnel hired to manage business growth, a $0.9 million charge for share-based compensation and $0.7 million incurred for the secondary offering. Selling, general and administrative expenses increased as a percentage of revenue from 9.1% for the three months ended March 31, 2005 to 10.6% for the three months ended March 31, 2006.

     Amortization of intangible assets: Amortization of intangible assets decreased $1.3 million, or 84%, to $0.3 million during the three months ended March 31, 2006 compared to $1.6 million for three months ended March 31, 2005. The decrease was due primarily to a lesser amount of intangible amortization related acquired construction backlog, due to the completion of most of the acquired contracts during 2005.
     Interest expense and amortization of debt discount: We incurred $2.1 million of interest expense for the three months ended March 31, 2006, an increase of $0.7 million from the three months ended March 31, 2005, principally due to the 2005 reversal of $0.5 million of interest accrued related to a litigation judgment settled in our favor during the three months ended March 31, 2005.
     Other income, net: Other income decreased by $4.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease was due primarily to the 2005 reversal of a $3.8 million charge related to a litigation judgment settled in our favor during the three months ended March 31, 2005 and first quarter 2006 losses on equipment sales of $0.1 million compared to prior period gains of $0.6 million.
     Provision for income taxes: The provision for income taxes for the three months ended March 31, 2006 was $1.7 million, compared to $2.0 million for the three months ended March 31, 2005. The decrease was due to lower taxable income in the three months ended March 31, 2006.
     Discontinued operations, net of tax: The loss of $0.3 from discontinued operations for the three months ended March 31, 2005 included the results of operations of ULMS and ESI.
Segment Results
     We manage our operations in two segments, ICS and TS. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted, excludes expenses for the amortization of intangibles related to our acquisitions. These amortization expenses are excluded because we believe amortization expense does not reflect the core performance of our business segments operations. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations, is provided in Note 12 to our condensed consolidated financial statements, included elsewhere in this report on Form 10-Q.
     Our corporate overhead expenses have not been allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses.
Three months ended March 31, 2006 compared to the three months ended March 31, 2005

	Three Months	Three Months
	Ended March 31,	Ended March
	2005	31, 2006	Change
			$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$169,341	$209,601	$40,260	24%
Telecommunication Services	10,514	10,073	(441)	-4%

Total segment revenues	179,855	219,674	39,819	22%

Corporate and eliminations	775	(2,434)	(3,209)	-414%

Total revenue	$180,630	$217,240	$36,610	20%

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2006	Change
			$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$3,295	$7,853	$4,558	138%
Telecommunication Services	4,193	4,458	265	6%

Total segment income from operations as adjusted	7,488	12,311	4,823	64%

Corporate and eliminations	(3,888)	(6,176)	(2,288)	59%

Total income from operations as adjusted	$3,600	$6,135	$2,535	70%

ICS
     Revenues: ICS revenues for the three months ended March 31, 2006 were $209.6 million, an increase of $40.3 million, or 24%, compared to the three months ended March 31, 2005. The increase was due to higher volumes of work in each of our primary end markets. Electric revenues increased by $20.0 million, or 18%, including, $18.3 million from electric transmission services and $6.1 million from electric substation services, offset in part by a $4.4 million decrease from utility distribution and industrial electric services. Underground natural gas revenues increased by $10.8 million, or 25%, due primarily to unusually mild weather in the first quarter of 2006 which enabled an increased volume of work performed. Telecommunications revenues increased by $5.4 million, or 61%, due to an increase in demand for underground telecommunications infrastructure work, including “fiber to the premises” initiatives.
     Income from operations as adjusted: Income from operations as adjusted for the three months ended March 31, 2006 was $7.9 million, an increase of $4.6 million, or 138%, compared to the three months ended March 31, 2005. The increase was due primarily to an $8.9 million increase in gross profit, partially offset by a $4.4 million increase in selling, general and administrative expenses. The increase in gross profit margin was due primarily to an increase in volume and productivity in our natural gas and electric transmission work due to unusually mild weather, an increase in the volume of higher margin electric substation and electric transmission work and the exiting of certain unprofitable natural gas contracts. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Selling, general and administrative costs increased primarily as a result of a $2.6 million for additional personnel hired to meet the business growth and a $0.5 million charge for share-based compensation.
TS
     Revenues: TS revenues decreased $0.4 million, or 4%, to $10.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to a decrease in outside plant construction, offset in part by an increase in dark fiber leases.
     Income from operations as adjusted: Income from operations as adjusted for the three months ended March 31, 2006 was $4.5 million, an increase of $0.3 million, or 6%, compared to the three months ended March 31, 2005. The increase was due primarily to an increase in dark fiber lease revenues.
Corporate
     The loss from operations as adjusted for corporate and eliminations increased by $2.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to an increase in corporate expenses, offset in part by an increase of $0.9 million for revenue related to administrative services we provide to one of our customers. Corporate expenses increased as a result of $0.7 million incurred for secondary offering costs, an increase in salaries and benefits of $0.4 million for additional personnel hired to manage business growth and a $0.3 million charge for share-based compensation.

Liquidity and Capital Resources
Cash, Working Capital Requirements and Capital Expenditures
     Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring season when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. We expect capital expenditures to range from $24.0 million to $30.0 million during the remainder of 2006, which could vary depending on the timing of awards of dark fiber and electric transmission contracts. More than 50% of the expected capital expenditures are for dark fiber expansion. We intend to fund these expenditures primarily with operating cash flows. We have reduced our capital expenditures as a percentage of revenue over the past two years as a result of an increase in the use of leasing arrangements and improved equipment utilization.
     We anticipate that our cash on hand of $11.9 million as of March 31, 2006, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our operating needs based on expected levels of business, debt service requirements and planned capital expenditures. However, we may find it necessary or desirable to seek additional financing to support our capital needs, which may include additional financing to support our expected growth, and to provide funds for strategic initiatives, such as acquisitions. Accordingly, this may require us to increase our credit facility or complete equity-based financing, such as the issuance of common stock or preferred stock, which would be dilutive to our existing shareholders. We currently intend to refinance our credit facility in order to obtain more favorable debt terms and increased debt capacity. A refinancing of our credit facility may cause all or a portion of our capitalized debt issuance costs, which are $5.0 as of March 31, 2006, to be expensed. Our future working capital needs may also be affected by any increases in demand for our services, including any spending generated as a result of the Energy Policy Act of 2005.
     Sources and Uses of Cash
     As of March 31, 2006, we had cash and cash equivalents of $11.9 million, working capital of $120.4 million and long-term debt of $83.7 million principally consisting of term loans under our credit facility. As of March 31, 2006 we had no borrowings under the revolving portion of our credit facility and $32.0 million in letters of credit outstanding thereunder, leaving $53.0 million available for additional borrowings. As of December 31, 2005, we had cash and cash equivalents of $24.3 million, working capital of $117.2 million and long-term debt of $83.9 million. As of May 2, 2006, we have no borrowings under the revolving portion of our credit facility. We are currently evaluating the expansion of our credit facility or other potential financing alternatives to further accommodate internal growth and future acquisitions.
          Included in costs and estimated earnings in excess of billings are costs related to claims and unapproved change orders of approximately $12.4 million and $3.9 million at December 31, 2005 and March 31, 2006, respectively. These remaining amounts are primarily related to permit delays, changes in scope and environmental impacts on two underground utility construction projects. During the three months ended March 31, 2006 we recovered claim amounts of $5.8 million existing at December 31, 2005 related to a delay in the anticipated start date of one of our electric transmission projects. Settlement of these claims in the first quarter of 2006 generated a pre-tax profit of $0.3 million.

     Cash from operating activities from continuing operations. During the three months ended March 31, 2006 net cash used by operating activities from continuing operations was $0.4 million compared to $16.4 million for the three ended March 31, 2005. The principal uses of operating cash during the three months ended March 31, 2006 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. The principal source of operating cash during the three months ended March 31, 2006 was payments received from customers for contract services performed. Changes in operating assets and liabilities during the three months ended March 31, 2006 used $10.3 million of operating cash flow from continuing operations as compared with $24.4 million used during the first quarter of 2005. That decreased use of cash included the effect of a first quarter 2006 $4.8 million increase in contracts receivable and costs and estimated earnings in excess of billings, net, compared to a $23.3 million increase during the first quarter of 2005. A first quarter 2006 increase in inventories and other current assets used $2.2 million of operating cash flows compared to the $2.9 million source of cash due to a decrease in inventories and other current assets during the first quarter of 2005.
     Cash from investing activities from continuing operations. During the three months ended March 31, 2006, net cash used by investing activities from continuing operations was $12.8 million compared to $2.2 million used during the three months ended March 31, 2005. The primary use of cash for the three months ended March 31, 2006 was $9.6 million for purchases of equipment, a $3.5 million payment of the remaining holdback plus interest to the sellers of the Maslonka business (renamed “InfraSource Transmission Services”), offset in part by cash proceeds from the sale of equipment of $0.2 million. The primary use of cash for the three months ended March 31, 2005 was $8.5 million for purchases of equipment, offset in part by cash proceeds from the sale of equipment of $1.3 million and the release of $5.0 million from restricted cash.
     Cash from financing activities from continuing operations. During the three months ended March 31, 2006, net cash provided by financing activities from continuing operations was $0.9 million compared to net cash provided of $6.0 million for the three months ended March 31, 2005. The sources of cash from financing activities for the three months ended March 31, 2006 were proceeds of $0.8 million from the exercise of stock options and $0.4 million from excess tax benefits from share-based compensation, offset by $0.2 million long-term debt repayments. The sources of cash from financing activities for the three months ended March 31, 2005 were a $6.0 million borrowing under our revolving credit facility and proceeds of $0.3 million from the exercise of stock options, offset by $0.2 million long-term debt repayments.
     During the three months ended March 31, 2005, net cash reclassified from discontinued operations was $0.3 million. For the three months ended March 31, 2005, cash used by operating activities from discontinued operations was $0.2 million and cash used in investing activities from discontinued operations was $0.1 million. The investing activities related to purchases of equipment.

Contractual Obligations and Other Commitments
     As of March 31, 2006, our future contractual obligations were as follows (in thousands):

Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations (1)	Total	year	years	years	years
Long-term debt obligations	83,685	674	2,606	80,405	—
Operating lease obligations	38,908	14,486	23,917	424	81
Projected interest payments on long term debt (2)	29,637	5,688	19,248	4,701	—
Contingent earnout payments (3)	7,673	7,073	600	—	—

Other long-term liabilities:
Non-vested options exercised	375	355	20	—	—
Other	4,282	33	4,052	13	184

Total	$164,560	$28,309	$50,443	$85,543	$265

(1)	Trade accounts payable are not included in Contractual Obligations.

(2)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of March 31, 2006. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

(3)	See discussion below in “Contingent Earnout Payments”
Contingent Earnout Payments
     We have an obligation to pay an “earnout” pursuant to a Stock Purchase Agreement, dated as of November 15, 2000, among InfraSource Incorporated, Blair Park Services, Inc., Sunesys, Inc. and the shareholders named therein. As of March 31, 2006, a $7.1 million liability was included in other liabilities—related parties in our condensed consolidated financial statements. The earnout was paid in the second quarter of 2006.
     Pursuant to the terms of the EHV acquisition agreement, $0.6 million of the consideration was subject to a holdback provision. The holdback is payable in 2007 and payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us.
Related Party Transactions
     As of March 31, 2006, we had $0.3 million due from our Principal Stockholders included in receivables from related party on our condensed consolidated balance sheet. This amount related to reimbursements for certain secondary offering costs.
     As of March 31, 2006, we had $7.1 million due to the former owners of Blair Park accrued in other liabilities—related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001. The balance was paid in the second quarter of 2006.
     As of March 31, 2006, we have $0.8 million due to the sellers of the Maslonka business, who are also employees, accrued in other liabilities—related parties on our condensed consolidated balance sheet. This balance relates to amounts due upon collection from a third party. In January 2006, we paid the sellers of the Maslonka business $3.3 million of holdback consideration.

     We lease our InfraSource Transmission Services (“ITS”) headquarters in Mesa, Arizona and our ITS Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka. Our leases for these two properties will run through February 2009, subject to a five-year renewal option. Pursuant to these leases, we expect to incur total annual lease payments of $0.2 million.
     We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. The lease for this space continues through October 2008. Our annual payments under this agreement are approximately $0.1 million.
     We also lease ducts in two river bores under the Delaware River from Coleman Properties. Our lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Our annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
     As of March 31, 2006 we have $0.4 million due to the EHV stockholders, who are currently our employees, accrued in other long-term liabilities—related party on our condensed consolidated balance sheet. This amount is a portion of the holdback consideration from our acquisition of EHV, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to us.
     We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties are expected to continue through March 2011 and May 2007. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.
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
     The sensitivity analysis below, which illustrates our hypothetical potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2006 earnings. The sensitivity analysis presented does not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.
     Interest Rates. As of March 31, 2006, our $83.7 million term loan facility was subject to floating interest rates. On October 10, 2003, we entered into an interest rate swap agreement and an interest rate cap agreement. The interest rate swap initially covered a $70.0 million notional amount and was reduced to $30.0 million effective October 11, 2005. Under the interest rate swap agreement we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. The interest rate cap agreement, initially with a $20.0 million notional amount and was increased to $40.0 million effective October 11, 2005, provides a 4.00% interest rate cap and matures October 10, 2006.
     As of March 31, 2006, we had $13.7 million of our term loans subject to some floating rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.2 million. As of March 31, 2006, we had no borrowings under the revolving portion of our credit facility.
     Currency Risk. With our November 2005 acquisition of our Canadian subsidiary, we may be subject to currency fluctuations in the future. We do not expect any such currency risk to be material.
     Gasoline and Diesel Fuel. We have market risk for changes in the price of gasoline and diesel fuel. To the extent we cannot mitigate increases in fuel prices through surcharges and other contract provisions with our customers, our operating income will be affected. As of March 31, 2006, we did not have any fuel hedges in place. However, on April 11, 2006, we entered into fuel hedges to mitigate a portion of our exposure to price fluctuations of gasoline and diesel fuel. The fuel hedges cap our exposure to price fluctuations for approximately one-quarter of our expected usage for the remainder of 2006.
Item 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     The company has designed and maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company’s reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures. The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level.
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
Item 1A. RISK FACTORS.
No updates.

Item 6. EXHIBITS.

3.1	Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3.2	Amended and Restated Bylaws of InfraSource Services, Inc.(1)

3.3	Specimen of Common Stock certificate of InfraSource Services Inc.(1)

4.1	Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a the Dearborn Holdings Corporation) and its Security Holders party thereto.(2)

4.2	Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(1)

4.2.1	Amendment to Registration Rights Agreement, dated as of December 7, 2005, by and among InfraSource Services, Inc. and OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(3)

10.1	Fourth Amendment, dated as of March 15, 2006, to the Amended and Restated Credit Agreement, dated as of May 12, 2004, by and among InfraSource Services, Inc., InfraSource Incorporated, LaSalle Bank National Association, as syndication agent, Barclays Bank Plc, as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.(4)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-115648) filed with the Commission on May 19, 2004.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375) filed with the Commission on January 30, 2004.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 15, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)

Date: May 3, 2006	By:	/s/ TERENCE R. MONTGOMERY Terence R. Montgomery
Senior Vice President and Chief Financial Officer