Form 10-Q
period 2006-06-30
INFRASOURCE SERVICES INC
filed 2006-08-03
CIK 1276827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

At July 28, 2006 there were 39,996,485 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended June 30, 2006
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2005	2006
	(Unaudited)
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$24,287	$20,491
Contract receivables (less allowances for doubtful accounts of $3,184 and $2,420, respectively)	137,762	138,307
Costs and estimated earnings in excess of billings	84,360	92,791
Inventories	9,183	8,828
Deferred income taxes	4,732	5,671
Other current assets	7,074	6,568
Receivables due from related party	—	316
Total current assets	267,398	272,972
Property and equipment (less accumulated depreciation of $55,919 and $68,097, respectively)	144,200	148,667
Goodwill	138,054	138,787
Intangible assets (less accumulated amortization of $19,861 and $20,355, respectively)	1,884	1,390
Deferred charges and other assets, net	10,501	6,728
Total assets	$562,037	$568,544
Current liabilities:
Current portion of long-term debt	$889	$51
Other liabilities—related parties	11,299	1,227
Accounts payable	44,939	47,482
Accrued compensation and benefits	20,454	22,798
Other current and accrued liabilities	20,515	20,338
Accrued insurance reserves	30,550	35,329
Billings in excess of costs and estimated earnings	15,012	18,456
Deferred revenues	6,590	6,569
Total current liabilities	150,248	152,250
Long-term debt, net of current portion	83,019	75,023
Deferred revenues	17,826	17,414
Other long-term liabilities—related party	420	—
Deferred income taxes	3,370	4,351
Other long-term liabilities	5,298	5,363
Total liabilities	260,181	254,401
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized—12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized—120,000,000 shares; issued—39,396,694 and 39,786,052 shares, respectively, and outstanding—39,366,824 and 39,756,182, respectively)	39	40
Treasury stock at cost (29,870 shares)	(137)	(137)
Additional paid-in capital	278,387	281,608
Deferred compensation	(1,641)	—
Retained earnings	24,640	32,433
Accumulated other comprehensive income	568	199
Total shareholders’ equity	301,856	314,143
Total liabilities and shareholders’ equity	$562,037	$568,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(Unaudited)
	(In thousands, except per share data)
Contract revenues	$231,670	$258,027	$412,300	$475,267
Cost of revenues	212,828	221,643	373,194	409,687
Gross profit	18,842	36,384	39,106	65,580
Selling, general and administrative expenses	17,651	23,012	34,159	46,083
Merger related costs	76	—	152	—
Provision of uncollectible accounts	4	41	84	31
Amortization of intangible assets	1,698	237	3,310	494
Income (loss) from operations	(587)	13,094	1,401	18,972
Interest income	28	173	222	409
Interest expense	(2,246)	(1,682)	(3,703)	(3,793)
Write-off of deferred financing costs	—	(4,296)	—	(4,296)
Other income (expense), net	634	1,487	5,015	1,563
Income (loss) from continuing operations before income taxes	(2,171)	8,776	2,935	12,855
Income tax expense (benefit)	(808)	3,551	1,234	5,196
Income (loss) from continuing operations	(1,363)	5,225	1,701	7,659
Discontinued operations:
Income (loss) from discontinued operations (net of income tax expense (benefit) of $(52), $67, $(267) and $88, respectively)	(47)	102	(369)	134
Net income (loss)	$(1,410)	$5,327	$1,332	$7,793
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.13	$0.04	$0.19
Income (loss) from discontinued operations	—	—	(0.01)	0.01
Net income (loss)	$(0.04)	$0.13	$0.03	$0.20
Weighted average basic common shares outstanding	39,056	39,735	39,018	39,626
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.13	$0.04	$0.19
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income (loss)	$(0.04)	$0.13	$0.03	$0.19
Weighted average diluted common shares outstanding	39,056	40,336	39,801	40,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Fair Value Adjustment	Foreign Currency Translation	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	on Derivatives	Adjustment	Earnings	Total
	(Unaudited)
	(in thousands, except share amounts)
Balance as of December 31, 2005	39,396,694	$39	(29,870)	$(137)	$278,387	$(1,641)	$480	$88	$24,640	$301,856
Vesting of early exercised options	119,476	—	—	—	549	—	—	—	—	549
Reclass of deferred compensation	—	—	—	—	(1,641)	1,641	—	—	—	—
Stock options exercised and vested restricted stock	195,381	1	—	—	1,211	—	—	—	—	1,212
Income tax benefit from options exercised	—	—	—	—	579	—	—	—	—	579
Issuance of shares under employee stock purchase plan	74,501	—	—	—	698	—	—	—	—	698
Stock compensation expense	—	—	—	—	1,825	—	—	—	—	1,825
Net income	—	—	—	—		—	—	—	7,793	7,793
Other comprehensive loss	—	—	—	—	—	—	(480)	111	—	(369)
Balance as of June 30, 2006	39,786,052	$40	(29,870)	$(137)	$281,608	$—	$—	$199	$32,433	$314,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,332	$7,793
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Loss (gain) from discontinued operations—net of taxes	369	(134)
Depreciation	13,597	13,664
Amortization of intangibles	3,310	494
Gain on sale of assets	(1,398)	(1,355)
Deferred income taxes	(1,988)	(738)
Write-off of deferred financing costs	—	4,296
Reversal of litigation judgment	(4,279)	—
Other	(134)	2,071
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	(14,146)	(576)
Costs and estimated earnings in excess of billings, net	(38,749)	(4,986)
Inventories and other current assets	(1,134)	671
Deferred charges and other assets	(1,844)	242
Current liabilities	17,580	9,413
Other liabilities—related parties	—	(12)
Other liabilities	(142)	150
Net cash flows provided by (used in) operating activities from continuing operations	(27,626)	30,993
Net cash flows used in operating activities from discontinued operations	(282)	—
Net cash flows provided by (used in) operating activities	(27,908)	30,993
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(38)	(10,565)
Proceeds from restricted cash	5,000	—
Proceeds from sales of equipment	2,871	2,331
Additions to property and equipment	(15,985)	(18,921)
Net cash flows used in investing activities from continuing operations	(8,152)	(27,155)
Net cash flows used in investing activities from discontinued operations	(210)	—
Net cash flows used in investing activities	(8,362)	(27,155)
Cash flows from financing activities:
Increase in revolving credit facility borrowings	18,000	—
Borrowings of long-term debt	—	75,000
Repayments of long-term debt and capital lease obligations	(458)	(83,833)
Debt issuance costs	—	(1,133)
Excess tax benefits from stock-based compensation	—	416
Proceeds from exercise of stock options and employee stock purchase plan	1,010	1,908
Net cash flows provided by (used in) financing activities	18,552	(7,642)
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(17,718)	(3,804)
Cash and cash equivalents transferred to discontinued operations	492	—
Cash and cash equivalents—beginning of period	21,222	24,287
Effect of exchange rates on cash	—	8
Cash and cash equivalents—end of period	$3,996	$20,491
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable balance related to purchases of property and equipment	$1,071	$1,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our.” We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple service territories throughout the United States. We do not have significant operations or assets outside the United States.

On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. Our principal stockholders are OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “Principal Stockholders”), both Delaware limited partnerships.

On March 24, 2006, the Principal Stockholders and other stockholders completed a secondary underwritten public offering of 13,000,000 shares of our common stock at $17.50 per share. On April 12, 2006, an additional 1,950,000 shares of our common stock were sold following the exercise, in full, of the underwriters’ over-allotment option to purchase additional shares for 30 days after the prospectus date. We did not issue any primary shares; therefore, we did not receive any of the proceeds of this offering. As of the date of this filing, the Principal Stockholders own approximately 27.2% of our common stock.

On June 29, 2006, we filed a registration statement on Form S-3 for an offering by the Principal Stockholders and certain members of our management team of 10,394,520 shares of our common stock (11,953,699 shares if the underwriters exercise in full their over-allotment option). The selling stockholders have agreed to pay our expenses with respect to such offering (refer to Note 14 for additional information). The Principal Stockholders will own approximately 3.5% of our common stock after giving effect to such offering (no shares if the underwriters’ over-allotment option is exercised in full).

The accompanying unaudited condensed consolidated financial statements reflect our financial position as of December 31, 2005 and June 30, 2006; our results of operations for the three and six months ended June 30, 2005 and 2006; and our cash flows for the six months ended June 30, 2005 and 2006. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2005 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with our financial statements and related notes included in our Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in the accompanying statements have been reclassified for comparative purposes.

2.  Summary of Significant Accounting Policies

Share-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment,” relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

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

We adopted SFAS No. 123R using the modified prospective transition method. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 include the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three and six months ended June 30, 2006 was $1.0 million and $1.8 million, respectively (refer to Note 9 for additional information). For the three and six months ended June 30, 2005, we recorded share-based compensation expense of $4,000 and $20,000, respectively, related to stock options which were granted to employees and directors below the fair market value of the underlying stock at the date of grant. Share-based compensation expense is included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Our income from continuing operations before income taxes, income from continuing operations and net income for the three months ended June 30, 2006 was $1.0 million, $0.6 million and $0.6 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.15 and $0.14, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.13 and $0.13, respectively.

Our income from continuing operations before income taxes, income from continuing operations and net income for the six months ended June 30, 2006 was $1.8 million, $1.1 million and $1.1 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.22 and $0.22, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.20 and $0.19, respectively.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. We value share-based awards using the Black-Scholes option pricing model and recognize compensation expense on a straight-line basis over the requisite service periods. Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As share-based compensation expense recognized in our condensed consolidated statements of operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Previously in our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

The following table illustrates the effect on net income and earnings per share for the period prior to adoption of SFAS No. 123R, as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands)
Net income (loss) as reported	$(1,410)	$1,332
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relative tax effects	(192)	(349)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	4	20
Pro forma net income (loss)	$(1,598)	$1,003
Basic and diluted income (loss) per share:
Basic net income (loss) per share—as reported	$(0.04)	$0.03
Basic net income (loss) per share—pro forma	(0.04)	0.03
Diluted net income (loss) per share—as reported	(0.04)	0.03
Diluted net income (loss) per share—pro forma	(0.04)	0.03

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. SFAS No. 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.

3.  Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN  No. 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We currently do not believe FIN No. 48 will have a significant impact on our financial results.

4.  Discontinued Operations

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

Statement of operations information for discontinued operations:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(in thousands)
Contract revenues	$6,455	$—	$11,333	$—
Pre-tax income (loss)	(99)	169	(636)	222

The discontinued operations activity for the six months ended June 30, 2006 relates to the resolution of an existing ULMS reserve for accounts receivable, as well as, an earn out arrangement that will continue through December 2006.

5.  Costs And Estimated Earnings In Excess Of Billings and Contract Losses

Included in costs and estimated earnings in excess of billings are costs related to claims and unapproved change orders of approximately $5.7 million and $12.4 million at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006 we recovered claim amounts of $5.8 million existing at December 31, 2005. Estimated revenue related to claims and in amounts up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

Included in our results of operations for the three and six months ended June 30, 2006 is a $5.0 million contract loss related to an electric transmission project, which assumes collection of a portion of current and projected claims, and the associated reversal of pre-tax profit of $1.6 million recognized in prior periods. This project began in August 2005 and is expected to be substantially completed by December 2006. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, we recognized the entire expected loss on this project in the second quarter of 2006. The loss is attributable primarily to lower than expected productivity due to ineffective supervision, insufficient access to experienced labor, supplier issues and extremely hot weather.

6.  Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of:

	December 31, 2005	June 30, 2006
	(in thousands)
Goodwill	$138,054	$138,787
Intangible assets:
Construction backlog	$17,184	$17,184
Volume agreements	4,561	4,561
Total intangible assets	21,745	21,745
Accumulated amortization:
Construction backlog	(16,690)	(16,937)
Volume agreements	(3,171)	(3,418)
Total accumulated amortization	(19,861)	(20,355)
Intangible assets, net	$1,884	$1,390

The goodwill balance as of June 30, 2006 was $128.4 million and $10.4 million for the ICS and TS segments, respectively. The goodwill balance as of December 31, 2005 was $128.0 million and $10.0 million for the ICS and TS segments, respectively. The increase in goodwill during the six months ended June 30, 2006 relates to the resolution of preacquistion tax items and the settlement of the working capital adjustment for our 2005 acquisition of EHV Power Corporation (“EHV”).

As a result of the adoption of SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. We complete our annual analysis of our reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the six months ended June 30, 2005 and 2006.

Expense for the amortization of intangible assets was $1.7 million and $0.2 million for the three months ended June 30, 2005 and 2006, respectively, and $3.3 million and $0.5 million for the six months ended June 30, 2005 and 2006, respectively. When fully amortized, intangible assets are removed from our balance sheet.

The estimated aggregate amortization expense of intangible assets for the next five succeeding fiscal years is:

For the year ended December, 31,	(in thousands)
2006 (excludes the six months ended June 30, 2006)	$572
2007	432
2008	227
2009	159
2010	—
Total	$1,390

7.  Debt

On June 30, 2006, we entered into a new credit agreement which provides for a secured revolving credit facility of $225.0 million which may be used for revolving credit borrowings, swing loans, not to exceed $10.0 million, and the issuance of standby letters of credit, not to exceed $100.0 million. We also have the right to seek additional commitments to increase the aggregate commitments up to $350.0 million, subject to compliance with applicable covenants. The new credit agreement replaces our previous secured credit facility, which included an $85.0 million revolving credit commitment and $84.0 million in term loan commitments.

The proceeds from borrowings under the new credit agreement were used to repay $83.6 million of outstanding debt existing as of June 30, 2006 under our previous amended and restated credit facility which was terminated upon repayment. As of June 30, 2006, we have a $75.0 million outstanding revolving credit borrowing and $34.0 million in letters of credit outstanding. As a result of the entry into the new credit agreement and refinancing of the previous credit facilities, we recorded a charge in the second quarter of 2006 of $4.3 million related to the write-off of deferred financing costs.

Under the new credit agreement, committed loans bear interest at either the British Bankers Association LIBOR Rate, or a rate (equal to the higher of the Federal Funds Rate plus  1/2 of 1% or the Bank of America prime rate) plus, an applicable margin of 1-2% for LIBOR Rate borrowings and 0-1%

for prime based borrowings, based on our consolidated leverage ratio. We are subject to a commitment fee of between .175-.35%, and letter of credit fees between 1-2% based on our consolidated leverage ratio. We can prepay all or a portion of any committed loans from time to time during the term of the new credit agreement and reborrow up to the aggregate commitments. The maturity date of the new credit agreement is June 30, 2012. The weighted average interest rate of our borrowing at June 30, 2006 is 8.5%.

The new credit agreement contains certain restrictive covenants, including financial covenants to maintain our consolidated interest coverage ratio at not less than 2.00:1.00 in each period of four trailing fiscal quarters; consolidated leverage ratio not greater than 3.25:1.00 in any four quarters prior to the incurrence of subordinated debt in an amount equal to or greater than $25.0 million, and 4.00:1.00 for any four quarters from and after such incurrence; and consolidated senior leverage ratio greater than 2.50:1.00 in any four quarters from and after incurring subordinated debt or senior unsecured debt equal to or greater than $25.0 million. There are also additional restrictions, including other indebtedness, liens, fundamental changes, disposition of property, restricted payments and investments. The new credit agreement is secured by a pledge of substantially all of our assets.

8.  Computation of Per Share Earnings (Losses)

The following table is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(in thousands)
Income (loss) from continuing operations	$(1,363)	$5,225	$1,701	$7,659
Income (loss) from discontinued operations, net of tax benefit of $(52), $67, $(267) and $88, respectively	(47)	102	(369)	134
Net income (loss) (numerator)	$(1,410)	$5,327	$1,332	$7,793
Weighted average basic common shares outstanding (denominator)	39,056	39,735	39,018	39,626
Potential common stock arising from stock options and employee stock purchase plan	—	601	783	616
Weighted average diluted common shares outstanding (denominator)	39,056	40,336	39,801	40,242
Basic net income (loss) per share	$(0.04)	$0.13	$0.03	$0.20
Diluted net income (loss) per share	(0.04)	0.13	0.03	0.19

Included in potential common stock arising from stock options for the six months ended June 30, 2005 and three and six months ended June 30, 2006 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding. For the three months ended June 30, 2005 there were 1,983,335 shares, for the six months ended June 30, 2005 there were 626,560 shares  and  for both the three and six months ended June 30, 2006 there were 136,126 shares, under option grants excluded from the calculation of diluted earnings per share as the effect of these shares would have been anti-dilutive.

9.  Stock Compensation Plans

Our stock based compensation expense includes the following:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands)
Stock option expense	$639	$1,301
Restricted stock expense	115	218
Employee stock purchase plan expense	201	306
Total stock based compensation expense	$955	$1,825

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

Our 2004 Omnibus Stock Incentive Plan (the “2004 Stock Plan”) was adopted on April 29, 2004 to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. The options currently issued under the 2004 Stock Plan vest over a period of four years. All options have a maximum term of ten years. The aggregate number of shares reserved for issuance under the 2004 Stock Plan is 800,000 plus an amount to be added annually on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of June 30, 2006, 2.4 million shares have been reserved for issuance under the 2004 Stock Plan.

For the purpose of calculating the fair value of our stock options, we estimate expected stock price volatility based on our common stock’s historical volatility. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our intent not to issue a dividend. We are currently using the simplified method to calculate expected holding periods as provided for under SAB No. 107.

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In accordance with SFAS No. 123, pro forma information for the periods prior to fiscal 2006 was based on recognizing the effect of forfeitures as they occurred.

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2005 and the three and six months ended June 30, 2006 was $0.8 million, $0.8 million, $1.0 million and $1.2 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 and the three and six months ended June 30, 2006, was $0.1 million, $0.5 million, $0.3 million and $1.4 million, respectively.

The fair value of each option grant was estimated on the grant-date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006
Weighted Average Assumptions:
Expected volatility	58%	58%	43%	44%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.81%	3.81%	4.99%	4.93%
Annual forfeiture rate	0%	0%	7%	7%
Expected holding period (in years)	6.00	6.00	6.25	6.25

The following table summarizes information for the options outstanding and exercisable for the year ended December 31, 2005 and three months ended June 30, 2006:

	Options	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2004	2,212,701	$7.53
Granted	701,563	11.48
Exercised	(176,997)	5.02
Cancelled	(331,526)	7.84
Balance, December 31, 2005	2,405,741	$8.81
Granted	136,126	17.62
Exercised	(153,494)	7.89
Cancelled	(36,650)	9.05
Balance, June 30, 2006	2,351,723	9.22
Options fully vested and expected to vest as of June 30, 2006	2,155,528	$8.99	8.1	$19,884
Options exercisable as of June 30, 2006	628,396	$7.95	7.6	$6,445
		`

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $18.21 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on June 30, 2006 was 628,396.

As of June 30, 2006, there was approximately $7.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 8.4 years.

Restricted Stock

Our restricted stock vests based on the passage of time. The following table presents a summary of the status of our nonvested restricted stock as of June 30, 2006 and changes during the six months ended June 30, 2006:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	167,556	$13.13
Shares issued	28,601	18.01
Shares vested	(41,889)	13.13
Nonvested shares at June 30, 2006	154,268	$14.03

As of June 30, 2006, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the six months ended June 30, 2006 was $0.6 million.

Employee Stock Purchase Plan

In April 2004, our board of directors adopted the 2004 Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000 plus an amount to be added annually on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of June 30, 2006, 2.8 million shares have been reserved for issuance under the 2004 Employee Stock Purchase Plan.

10.  Concentration of Credit Risk

We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for 56% and 54%, of our consolidated revenues for the three months ended June 30, 2005 and 2006, respectively, and 48% and 47% of our consolidated revenues for the six months ended June 30, 2005 and 2006, respectively. Exelon Corporation (“Exelon”) accounted for approximately 25% and 18%, of our consolidated revenues for the three months ended June 30, 2005 and 2006, respectively, and 23% and 17%, of our consolidated revenues for the six months ended June 30, 2005 and 2006, respectively.

At December 31, 2005 and June 30, 2006, accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented 9% and 16%, respectively, of our total accounts receivable balance. Additionally, one other customer accounted for 10% of our accounts receivable balance at June 30, 2006.

11.  Other Income (Expense), Net

Other income (expense), net consists primarily of gains (losses) on sale of property and equipment. Other income (expense), net for the six months ended June 30, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003.

12.  Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) for the periods presented:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(in thousands)
Net income (loss)	$(1,410)	$5,327	$1,332	$7,793
Foreign currency translation adjustment	—	126	—	111
Fair value adjustments on derivatives	(144)	(480)	87	(480)
Comprehensive income	$(1,554)	$4,973	$1,419	$7,424

Other comprehensive income (loss) during the three and six months ended June 30, 2005 and 2006 was comprised of changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income. Other comprehensive income during the three and six months ended June 30, 2006 also includes a foreign currency translation adjustment related to our Canadian operations.

At June 30, 2006, upon the repayment of our old credit facility (see note 7), our interest rate swap and interest rate cap no longer qualified as cash  flow hedges. Therefore we reclassified the remaining other comprehensive income of $0.5 million related to these derivatives to interest expense on June 30, 2006.

13.  Segment Information

We operate in two business segments. Our ICS segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple territories throughout the United States. We do not have significant operations or assets outside the United States. We acquired a Canadian entity in November 2005 which represents less than 2% of our revenue for the six months ended June 30, 2006 and 2% of total assets as of June 30, 2006.

Business segment performance measurements are designed to facilitate evaluation of operating unit performance and assist in allocation of resources for the reportable segments. The primary financial measures we use to evaluate our segment operations are contract revenues and income (loss) from operations as adjusted, a non-GAAP financial measure. Income (loss) from operations as adjusted excludes expenses for the amortization of intangibles related to our acquisitions and share-based compensation. Amortization and share-based compensation expenses are excluded because we believe these expenses do not reflect the core performance of our business segments operations. In the second quarter of 2006, we began excluding share-based compensation expense from our income (loss) from operations as adjusted since we do not believe this expense is indicative of the core performance of our business segments operations. We did not reclassify share-based compensation expense for the 2005 periods, since the expense was insignificant for the 2005 periods. A reconciliation of income (loss) from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations is provided below.

We do not allocate corporate costs to our business segments for internal management reporting. Corporate and eliminations includes unallocated corporate costs, revenue related to administrative services we provide to one of our customers and elimination of revenues between reporting segments which are not significant. The following tables present segment information by period:

For the Three Months Ended June 30, 2005	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$221,179	$9,570	$921	$231,670
Income (loss) from operations as adjusted	586	3,859	(3,334)	1,111
Depreciation	5,908	845	50	6,803
Amortization	1,698	—	—	1,698
Total assets	394,739	80,584	81,271	556,594
Capital expenditures	3,815	2,868	762	7,445
reconciliation:
Income (loss) from operations as adjusted	$586	$3,859	$(3,334)	$1,111
Less: Amortization	1,698	—	—	1,698
Income (loss) from operations	(1,112)	3,859	(3,334)	(587)
Interest income	9	1	18	28
Interest expense	(1,878)	(88)	(280)	(2,246)
Other income, net	639	(5)	—	634
Income (loss) before income taxes	$(2,342)	$3,767	$(3,596)	$(2,171)

For the Three Months Ended June 30, 2006	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$244,993	$9,503	$3,531	$258,027
Income (loss) from operations as adjusted	13,382	4,743	(3,839)	14,286
Depreciation	5,687	1,007	59	6,753
Amortization and share-based compensation	841	38	313	1,192
Total assets	398,480	90,959	79,105	568,544
Capital expenditures	3,736	5,527	101	9,364
reconciliation:
Income (loss) from operations as adjusted	$13,382	$4,743	$(3,839)	$14,286
Less: Amortization and share-based compensation	841	38	313	1,192
Income (loss) from operations	12,541	4,705	(4,152)	13,094
Interest income	—	—	173	173
Interest expense	(1,121)	236	(797)	(1,682)
Write-off of deferred financing costs	(3,535)	(677)	(84)	(4,296)
Other income, net	1,482	5	—	1,487
Income (loss) before income taxes	$9,367	$4,269	$(4,860)	$8,776

For the Six Months Ended June 30, 2005	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$390,535	$20,084	$1,681	$412,300
Income (loss) from operations as adjusted	3,878	8,052	(7,219)	4,711
Depreciation	11,820	1,681	96	13,597
Amortization	3,310	—	—	3,310
Total assets	394,739	80,584	81,271	556,594
Capital expenditures	7,589	7,328	1,068	15,985
reconciliation:
Income (loss) from operations as adjusted	$3,878	$8,052	$(7,219)	$4,711
Less: Amortization	3,310	—	—	3,310
Income (loss) from operations	568	8,052	(7,219)	1,401
Interest income	96	—	126	222
Interest	(3,204)	(112)	(387)	(3,703)
Other income, net	1,233	(3)	3,785	5,015
Income (loss) before income taxes	$(1,307)	$7,937	$(3,695)	$2,935

For the Six Months Ended June 30, 2006	Infrastructure Construction Services	Telecommunication Services	Corporate and Eliminations	Total
	(in thousands)
Revenues	$450,500	$19,576	$5,191	$475,267
Income (loss) from operations as adjusted	21,766	9,222	(9,697)	21,291
Depreciation	11,557	1,993	114	13,664
Amortization and share-based compensation	1,630	59	630	2,319
Total assets	398,480	90,959	79,105	568,544
Capital expenditures	9,090	9,697	134	18,921
reconciliation:
Income (loss) from operations as adjusted	$21,766	$9,222	$(9,697)	$21,291
Less: Amortization and share-based compensation	1,630	59	630	2,319
Income (loss) from operations	20,136	9,163	(10,327)	18,972
Interest income	1	—	408	409
Interest expense	(2,394)	391	(1,790)	(3,793)
Write-off of deferred financing costs	(3,535)	(677)	(84)	(4,296)
Other income, net	1,435	2	126	1,563
Income (loss) before income taxes	$15,643	$8,879	$(11,667)	$12,855

The following table presents information regarding revenues by end market:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Electric Transmission	$38,103	$59,447	$77,588	$117,207
Electric Substation	40,360	58,102	72,996	96,851
Utility Distribution and Industrial Electric	43,141	32,259	84,921	69,602
Total Electric	121,604	149,808	235,505	283,660
Natural Gas	75,864	72,303	119,005	126,229
Telecommunications	25,408	29,742	44,789	54,054
Other	8,794	6,174	13,001	11,324
	$231,670	$258,027	$412,300	$475,267

Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 38%, 45%, 32% and 36%, of our telecommunications end market revenues for the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2006, respectively, were from the TS segment.

14.  Related Party Transactions

As of June 30, 2006, we had $0.3 million due from our Principal Stockholders included in receivables from related party on our condensed consolidated balance sheet. This amount relates to reimbursements for certain secondary offering costs.

On June 28, 2006, we entered into a Second Amendment to Registration Rights Agreement (the “Second Amendment”) to allow the Principal Stockholders to request that we file with the Securities and Exchange Commission a registration statement on Form S-3 within 180 days following March 20, 2006 for an underwritten public offering (the “Offering”) of shares of our common stock. In connection with the Offering, our stockholders participating in the Offering must pay their own expenses as well as their pro rata share of our expenses incurred in connection with the Offering.

In addition, on June 28, 2006, in connection with the Second Amendment, we entered into an Agreement (the “Agreement”) with our Principal Stockholders and Ian Schapiro and Michael Harmon, two members of the our board of directors, to set forth certain agreements of the parties following the closing of the Offering. Pursuant to the Agreement, Messrs. Schapiro and Harmon, representatives of the Principal Stockholders, agreed to work with us in good faith to determine a mutually acceptable transition plan for their board of directors and committee responsibilities. In addition, the Principal Stockholders have entered into non-disclosure agreements with us and have agreed to certain limited restrictive covenant obligations following the closing of the Offering.

As of December 31, 2005, we had $7.1 million due to the former owners of Blair Park accrued in other liabilities—related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001. The balance was paid in the second quarter of 2006.

As of June 30, 2006, we had $0.8 million due to the sellers of the Maslonka business, who are also employees, accrued in other liabilities—related parties on our condensed consolidated balance sheet. This balance relates to amounts due upon collection from a third party. In January 2006, we paid the sellers of the Maslonka business $3.5 million of holdback consideration, including interest, and released the holdback shares.

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

As of June 30, 2006 we had $0.4 million due to the EHV stockholders, who are currently our employees, accrued in other liabilities—related parties on our condensed consolidated balance sheet. This amount is a portion of the holdback consideration from our acquisition of EHV, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to us.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties are through March 2011 and May 2007. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

15.  Commitments and Contingencies

On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and one of its directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with the Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

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

From time to time, we are a party to various other lawsuits, claims, other legal proceedings and are subject, due to the nature of our business, to governmental agency oversight, audits, investigations and review. Such actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Under such governmental audits and investigations, we may become subject to fines and penalties or other monetary damages. With respect to such lawsuits, claims, proceedings and governmental investigations and audits, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

In this Quarterly Report on Form 10 Q, we have made forward-looking statements. Generally, these forward-looking statements can be identified by words like “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon our current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. These statements only reflect our predictions. Except as required by law, we will not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and other risks outlined in our filings with the Securities and Exchange Commission (“SEC”).

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of InfraSource Services, Inc. and its wholly owned subsidiaries and Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and the audited financial statements and notes included in our Annual Report on Form 10-K.

Overview

We are one of the largest specialty contractors servicing electric, natural gas and telecommunications infrastructure in the United States based on market share. We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment, provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple service territories throughout the United States. We do not have significant operations or assets outside the United States. We acquired EHV Power Corporation (“EHV”), a Canadian entity, in November of 2005, which represented less than 2% of our revenue in 2006.

During the second quarter of 2006:

•       Gross profit increased $17.5 million, as compared to the second quarter of 2005, and our gross profit margin increased from 8.1% in 2005 to 14.1% in 2006. The increase in gross profit was due primarily to an increase in the volume of electric substation and electric transmission work which generally provides higher margins; the earning of performance bonuses for our strong operating performance on certain electric distribution and substation projects; the absence of certain performance-related pricing concessions we made to a large customer in 2005; the exit of certain unprofitable natural gas contracts; and an increase in volume of dark fiber lease revenue. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Additionally, we incurred a charge of $6.6 million for an electric transmission contract determined to be in a loss position during the quarter which was less than the $8.5 million charge in the second quarter of 2005 for the loss on one of our underground utility construction projects.

•       During the second quarter of 2006, we recorded a $5.0 million contract loss related to an electric transmission project, which assumes collection of a portion of current and projected claims, and the associated reversal of pre-tax profit of $1.6 million recognized in prior periods. This project began in August 2005 and is expected to be substantially completed by December 2006. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, we recognized the expected loss on this project in the second quarter of 2006. The loss is attributable primarily to lower than expected productivity due to ineffective supervision, insufficient access to experienced labor, supplier issues and extremely hot weather.

•       On June 30, 2006, we entered into a new credit agreement which provides for a secured revolving credit facility of $225.0 million which may be used for revolving credit borrowings, swing loans and the issuance of standby letters of credit. We also have the right to seek additional commitments to increase the aggregate commitments up to $350.0 million, subject to compliance with applicable covenants. The new credit agreement replaces our previous secured credit facility, which included an $85.0 million revolving credit commitment and $84.0 million in term loan commitments. The proceeds from borrowings under the new credit agreement were used to repay $83.6 million of outstanding debt existing as of June 30, 2006 under our previous amended and restated credit facility which was terminated upon repayment. As of June 30, 2006, we have a $75.0 million outstanding revolving credit borrowing and $34.0 million in letters of credit outstanding. As a result of the entry into the new credit agreement and refinancing of the previous credit facilities, we recorded a charge in the second quarter of 2006 of $4.3 million related to the write-off of deferred financing costs.

•       We recorded $1.0 million of share-based compensation expense.

For the three and six months ended June 30, 2006, we had revenues of $258.0 million and $475.3 million, respectively, in comparison to $231.7 million and $412.3 million, respectively, for the three months and six months ended June 30, 2005. Our revenue mix by end market for the three and six months ended June 30, 2005 and 2006 is presented in the table below:

End Market

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Electric Transmission	16%	23%	19%	25%
Electric Substation	17%	23%	18%	20%
Utility Distribution and Industrial Electric	19%	12%	20%	15%
Total Electric	52%	58%	57%	60%
Natural Gas	33%	28%	29%	27%
Telecommunications	11%	12%	11%	11%
Other	4%	2%	3%	2%

Our top ten customers accounted for 56% and 54%, of our consolidated revenues for the three months ended June 30, 2005 and 2006, respectively, and 48% and 47% of our consolidated revenues for the six months ended June 30, 2005 and 2006, respectively. Exelon Corporation (“Exelon”) accounted for approximately 25% and 18%, of our consolidated revenues for the three months ended June 30, 2005 and 2006, respectively, and 23% and 17%, of our consolidated revenues for the six months ended June 30, 2005 and 2006, respectively. Exelon has recently indicated its intent to curtail expenditures to a level below that sustained in recent years and they have also begun to modify contracting practices to seek alternative commercial arrangements with suppliers like us, including increased use of competitive bidding on certain projects. Approximately 38%, 45%, 32% and 36% of our telecommunications end market revenues were from the TS segment for the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2006, respectively.

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contracts for which we have received a notice to begin work. In some cases, we are awarded a contract in advance of receiving the notice to begin work and, in such event, we do not classify the work as backlog. Contracts with contingent financing arrangements or those awaiting release of particular permits are not included in backlog. Backlog includes our estimate of work to be performed under our master service agreements (“MSAs”), which often have two-to-three year terms and revenues under lease commitments. Our customers are not contractually committed to specific volumes of services under our MSAs or long-term maintenance contracts, and many of those contracts may be terminated with minimal notice.

Below is a period-over-period (second quarter 2005 as to second quarter 2006) and sequential (first quarter 2006 as to second quarter 2006) comparison of end market backlog:

	Backlog as of		Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2005	2006	($)	(%)
	(in millions)
Electric Transmission	$118	$215	$97	82%
Electric Substation	93	137	44	47%
Utility Distribution and Industrial Electric	55	88	33	60%
Total Electric	266	440	174	65%
Natural Gas	370	247	(123)	(33)%
Telecommunications	190	221	31	16%
Other	18	8	(10)	(56)%
Total	$844	$916	$72	9%

	Backlog as of		Increase/	Increase/
	March 31,	June 30,	(Decrease)	(Decrease)
	2006	2006	($)	(%)
	(in millions)
Electric Transmission	$176	$215	$39	22%
Electric Substation	136	137	1	1%
Utility Distribution and Industrial Electric	73	88	15	21%
Total Electric	385	440	55	14%
Natural Gas	294	247	(47)	(16)%
Telecommunications	234	221	(13)	(6)%
Other	19	8	(11)	(58)%
Total	$932	$916	$(16)	(2)%

Below is a period-over-period (second quarter 2005 as to second quarter 2006) and sequential (first quarter 2006 as to second quarter 2006) comparison of backlog by business segment:

	Backlog as of		Increase/	Increase/
	June 30,	June 30,	Decrease	Decrease
	2005	2006	($)	(%)
	(in millions)
ICS	$740	$782	$42	6%
TS	104	134	30	29%
Total	$844	$916	$72	9%

	Backlog as of		Increase/	Increase/
	March 31,	June 30,	Decrease	Decrease
	2006	2006	($)	(%)
	(in millions)
ICS	$797	$782	$(15)	(2)%
TS	135	134	(1)	(1)%
Total	$932	$916	$(16)	(2)%

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

As share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. The value of the portion of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service periods in our consolidated statements of operations. Stock-based compensation expense recognized under SFAS No. 123R for the three and six months ended June 30, 2006 was $1.0 million and $1.8 million, respectively, related to stock options, restricted stock and the discount on employee stock purchases. For the three and six months ended June 30, 2005, we recorded share-based compensation expense of $4,000 and $20,000, respectively, related to stock options which were granted to employees and directors below the fair market value of the underlying stock at the date of grant. See Notes 2 and 9 to our condensed consolidated financial statements for additional information regarding the adoption of SFAS No. 123R.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly.

Results of Operations

Seasonality and Cyclicality

The results of operations of our ICS segment are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is normally lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, our ICS segment typically experiences lower gross and operating margins in the first quarter. However, demand for repair and maintenance services attributable to damage caused by inclement weather may partially offset the loss of revenues from lower demand for new projects and new MSAs. During the three months ended March 31, 2006, we experienced unusually mild weather which contributed to increased volume and financial performance in our natural gas, underground telecommunications and electric transmission services.

Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring and summer when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. Activity in our industry and the available volume of work is affected by the highly cyclical spending patterns in the telecommunications and independent power producers (“IPP”) sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States.

Our TS segment’s leasing of point-to-point telecommunications infrastructure is not significantly affected by seasonality.

Consolidated Results

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

	Three Months		Three Months
	Ended	% of	Ended	% of
	June 30, 2005	Revenue	June 30, 2006	Revenue
	(in thousands)
Contract revenues	$231,670	100.0%	$258,027	100.0%
Gross profit	18,842	8.1%	36,384	14.1%
Selling, general and administrative expenses	17,651	7.6%	23,012	8.9%
Merger related costs	76	0.0%	—	0.0%
Provision of uncollectible accounts	4	0.0%	41	0.0%
Amortization of intangible assets	1,698	0.7%	237	0.1%
Income (loss) from operations	(587)	-0.3%	13,094	5.1%
Interest income	28	0.0%	173	0.1%
Interest expense	(2,246)	-1.0%	(1,682)	-0.7%
Write-off of deferred financing costs	—	0.0%	(4,296)	-1.7%
Other income, net	634	0.3%	1,487	0.6%
Income from continuing operations before income taxes	(2,171)	-0.9%	8,776	3.4%
Income tax expense (benefit)	(808)	-0.3%	3,551	1.4%
Income (loss) from continuing operations	$(1,363)	-0.6%	$5,225	2.0%

Revenues:   Revenues increased $26.4 million, or 11%, to $258.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to the increase in electric contract awards within the past year. Electric revenues increased by $28.2 million, or 23%, including $21.3 million from electric transmission services and $17.7 million from electric substation services, offset in part by a $10.9 million decrease from utility distribution and industrial electric services. The decrease in utility distribution and industrial electric work is primarily due to fewer IPP projects. Underground natural gas revenues decreased by $3.6 million, or 5%, due primarily to the exiting of certain unprofitable gas contracts and the decline in new housing construction in certain areas of the country. Telecommunications revenues increased by $4.3 million, or 17%, mostly due to an increase in demand for underground telecommunications infrastructure work, including “fiber to the premises” initiatives.

Gross profit:   Gross profit increased $17.5 million, or 93%, to $36.4 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Gross profit margins for the same periods increased from 8.1% in 2005 to 14.1% in 2006. The increase in gross profit was due primarily to an increase in the volume of electric substation and electric transmission work which generally provides higher margins; the earning of performance bonuses for our strong operating performance on certain electric distribution and substation projects; the absence of certain performance-related pricing concessions we made to a large customer in 2005; the exit of certain unprofitable natural gas contracts; and an increase in volume of dark fiber lease revenue. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Additionally, we incurred a charge of $6.6 million for an electric transmission contract determined to be in a loss position during the quarter which was less than the $8.5 million charge in the second quarter of 2005 for the loss on one of our underground utility construction projects.

Selling, general and administrative expenses:   Second quarter 2006 selling, general and administrative expenses were $23.0 million, an increase of $5.4 million, or 30%, compared to the three months ended June 30, 2005. The increase was due primarily to an increase in salaries and benefits of $4.0 million for additional personnel hired to manage business growth and a $1.0 million charge for share-based compensation. Selling, general and administrative expenses increased as a percentage of revenue from 7.6% for the three months ended June 30, 2005 to 8.9% for the three months ended June 30, 2006.

Amortization of intangible assets:   Amortization of intangible assets decreased $1.5 million, or 86%, to $0.2 million during the three months ended June 30, 2006 compared to $1.7 million for three months ended June 30, 2005. The decrease was due to a lesser amount of intangible amortization related to acquired construction backlog, due to the completion of most of the acquired contracts during 2005.

Interest expense:   We incurred $1.7 million of interest expense for the three months ended June 30, 2006, a decrease of $0.6 million from the three months ended June 30, 2005, principally due to the reclassification of other comprehensive income related to benefits from our interest rate swap and interest rate cap in the period, which reduced interest expense. We expect that this benefit (approximately $0.5 million) will be reversed in the second half of 2006. These derivative instruments no longer qualified as cash flow hedges under SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149, due to the debt refinancing on June 30, 2006. Additionally, interest expense decreased due to the lack of line of credit borrowings in 2006 compared to the second quarter of 2005.

Write-off of deferred financing costs:   In the second quarter of 2006 we refinanced our existing credit facility which resulted in a $4.3 million charge for the write-off of deferred financing costs (See Note 7 to our condensed consolidated financial statements).

Other income (expenses), net:   Other income increased by $0.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was due primarily to gains on equipment sales. These gains occur periodically in the ordinary course of business as we sell owned equipment being replaced or retired.

Provision (benefit) for income taxes:   The provision for income taxes for the three months ended June 30, 2006 was $3.6 million, compared to the benefit of $(0.8) million for the three months ended June 30, 2005. The increase was due to higher taxable income in the three months ended June 30, 2006.

Discontinued operations, net of tax:   The loss from discontinued operations for the three months ended June 30, 2005 was less then $0.1 and included the results of operations of ULMS and ESI. The income from discontinued operations for the three months ended June 30, 2006 relates to the resolution of an existing ULMS liability, as well as, an earn out arrangement that will continue through December 2006.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

	Six Months		Six Months
	Ended	% of	Ended	% of
	June 30, 2005	Revenue	June 30, 2006	Revenue
	(in thousands)
Contract revenues	$412,300	100.0%	$475,267	100.0%
Gross profit	39,106	9.5%	65,580	13.8%
Selling, general and administrative expenses	34,159	8.3%	46,083	9.7%
Merger related costs	152	0.0%	—	0.0%
Provision of uncollectible accounts	84	0.0%	31	0.0%
Amortization of intangible assets	3,310	0.8%	494	0.1%
Income from operations	1,401	0.3%	18,972	4.0%
Interest income	222	0.1%	409	0.1%
Interest expense	(3,703)	-0.9%	(3,793)	-0.8%
Write-off of deferred financing costs	—	0.0%	(4,296)	-0.9%
Other income	5,015	1.2%	1,563	0.3%
Income from continuing operations before income taxes	2,935	0.7%	12,855	2.7%
Income tax expense	1,234	0.3%	5,196	1.1%
Income from continuing operations	$1,701	0.4%	$7,659	1.6%

Revenues:   Revenues increased $63.0 million, or 15%, to $475.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to the increase in electric contract awards within the past year. Electric revenues increased by $48.2 million, or 20%, including $39.6 million from electric transmission services and $23.9 million from electric substation services, offset in part by a $15.3 million decrease from utility distribution and industrial electric services. The decrease in utility distribution and industrial electric work is primarily due to fewer IPP projects. Underground natural gas revenues increased by $7.2 million, or 6%, due primarily to unusually mild weather in the first quarter of 2006 which enabled an increased volume of work to be performed. Telecommunications revenues increased by $9.3 million, or 21%, mostly due to an increase in demand for underground telecommunications infrastructure work, including “fiber to the premises” initiatives.

Gross profit:   Gross profit increased $26.5 million, or 68%, to $65.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Gross profit margins for the same periods increased from 9.5% in 2005 to 13.8% in 2006. The increase in gross profit was due primarily to an increase in the volume of electric substation and electric transmission work which generally provides higher margins; the earning of performance bonuses for our strong operating performance on certain electric distribution and substation projects; the absence of certain performance-related pricing concessions we made to a large customer in 2005; the exit of certain unprofitable natural gas contracts; and an increase in volume of dark fiber lease revenue. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Additionally, we incurred a charge of $6.6 million for an electric transmission contract determined to be in a loss position during the quarter which was less than the $8.5 million charge in the second quarter of 2005 for the loss on one of our underground utility construction projects.

Selling, general and administrative expenses:   For the six months ended June 30, 2006, selling, general and administrative expenses were $46.1, an increase of $11.9 million, or 35%, compared to the six months ended June 30, 2005. The increase was due primarily to an increase in salaries and benefits of $7.2 million for additional personnel hired to manage business growth, a $1.8 million charge for share-based compensation and $0.7 million incurred for the secondary offering completed in the first half of 2006. Selling, general and administrative expenses increased as a percentage of revenue from 8.3% for the six months ended June 30, 2005 to 9.7% for the six months ended June 30, 2006.

Amortization of intangible assets:   Amortization of intangible assets decreased $2.8 million, or 85%, to $0.5 million during the six months ended June 30, 2006 compared to $3.3 million for six months ended June 30, 2005. The decrease was due to a lesser amount of intangible amortization related to acquired construction backlog, due to the completion of most of the acquired contracts during 2005.

Write-off of deferred financing costs:   In the second quarter of 2006, we refinanced our existing credit facility which resulted in a $4.3 million charge for the write-off of deferred financing costs (See Note 7 to our condensed consolidated financial statements).

Other income, net:   Other income decreased by $3.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was due primarily to the 2005 reversal of a $3.8 million charge related to a litigation judgment settled in our favor during the three months ended March 31, 2005, offset in part by $0.2 million increase in gains on sale of equipment in 2006 compared to 2005.

Provision for income taxes:   The provision for income taxes for the six months ended June 30, 2006 was $5.2 million, compared to $1.2 million for the six months ended June 30, 2005. The increase was due to higher taxable income in the six months ended June 30, 2006.

Discontinued operations, net of tax:   The loss of $(0.4) from discontinued operations for the six months ended June 30, 2005 included the results of operations of ULMS and ESI. The income from discontinued operations for the six months ended June 30, 2006 relates to the resolution of an existing ULMS liability, as well as, an earn out arrangement that will continue through December 2006.

Segment Results

We manage our operations in two segments, ICS and TS. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income (loss) from operations as adjusted excludes expenses for the amortization of intangibles related to our acquisitions and share-based compensation. Amortization and share-based compensation expenses are excluded because we believe these expenses do not reflect the core performance of our business segments operations. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations, is provided in Note 13 to our condensed consolidated financial statements, included elsewhere in this report on Form 10-Q.

Our corporate overhead expenses have not been allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

	Three Months	Three Months
	Ended	Ended	Change
	June 30, 2005	June 30, 2006	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$221,179	$244,993	$23,814	11%
Telecommunication Services	9,570	9,503	(67)	(1)%
Total segment revenues	230,749	254,496	23,747	10%
Corporate and eliminations	921	3,531	2,610	283%
Total revenue	$231,670	$258,027	$26,357	11%

	Three Months	Three Months
	Ended	Ended	Change
	June 30, 2005	June 30, 2006	$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$586	$13,382	$12,796	2,184%
Telecommunication Services	3,859	4,743	884	23%
Total segment income from operations as adjusted	4,445	18,125	13,680	308%
Corporate and eliminations	(3,334)	(3,839)	(505)	15%
Total income from operations as adjusted	$1,111	$14,286	$13,175	1,186%

ICS

Revenues:   ICS revenues for the three months ended June 30, 2006 were $245.0 million, an increase of $23.8 million, or 11%, compared to the three months ended June 30, 2005. The increase was due primarily to the increase in electric contract awards within the past year. Electric revenues increased by $28.2 million, or 23%, including $21.3 million from electric transmission services and $17.7 million from electric substation services, offset in part by a $10.9 million decrease from utility distribution and industrial electric services. The decrease in utility distribution and industrial electric work is primarily due to fewer IPP projects. Underground natural gas revenues decreased by $3.6 million, or 5%, due primarily to the exiting of certain unprofitable gas contracts and the decline in new housing construction in certain areas of the country. Telecommunications revenues increased by $4.4 million, or 28%, mostly due to an increase in demand for underground telecommunications infrastructure work, including “fiber to the premises” initiatives.

Income from operations as adjusted:   Income from operations as adjusted for the three months ended June 30, 2006 was $13.4 million, an increase of $12.8 million, or 2,184%, compared to the three months ended June 30, 2005. The increase was due primarily to a $16.5 million increase in gross profit, partially offset by a $4.0 million increase in selling, general and administrative expenses. The increase in gross profit was due primarily to an increase in the volume of electric substation and electric transmission work which generally provides higher margins; the earning of performance bonuses for our strong operating performance on certain electric distribution and substation projects; the absence of certain performance-related pricing concessions we made to a large customer in 2005; and the exit of certain unprofitable natural gas contracts. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Additionally, we incurred a charge of $6.6 million for an electric transmission contract determined to be in a loss position during the quarter which was less than the $8.5 million charge in the second quarter of 2005 for the loss on one of our underground utility construction projects. Selling, general and administrative expenses increased primarily as a result of $2.9 million for additional personnel hired to meet the business growth.

TS

Revenues:   TS revenues decreased $0.1 million, or 1%, to $9.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to a decrease in outside plant construction, offset in part by an increase in dark fiber leases.

Income from operations as adjusted:   Income from operations as adjusted for the three months ended June 30, 2006 were $4.7 million, an increase of $0.9 million, or 23%, compared to the three months ended June 30, 2005. The increase was due primarily to an increase in dark fiber lease revenue which is more profitable than construction work.

Corporate

The loss from operations as adjusted for corporate and eliminations increased by $0.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to an increase in corporate expenses, offset in part by an increase of $2.6 million for revenue related to administrative services we provide to one of our customers. Corporate expenses increased as a result of an increase in salaries and benefits of $1.0 million for additional personnel hired to manage business growth.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

	Six Months	Six Months
	Ended	Ended	Change
	June 30, 2005	June 30, 2006	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$390,535	$450,500	$59,965	15%
Telecommunication Services	20,084	19,576	(508)	(3)%
Total segment revenues	410,619	470,076	59,457	14%
Corporate and eliminations	1,681	5,191	3,510	209%
Total revenue	$412,300	$475,267	$62,967	15%

	Six Months	Six Months
	Ended	Ended	Change
	June 30, 2005	June 30, 2006	$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$3,878	$21,766	$17,888	461%
Telecommunication Services	8,052	9,222	1,170	15%
Total segment income from operations as adjusted	11,930	30,988	19,058	160%
Corporate and eliminations	(7,219)	(9,697)	(2,478)	34%
Total income from operations as adjusted	$4,711	$21,291	$16,580	352%

ICS

Revenues:   ICS revenues for the six months ended June 30, 2006 were $450.5 million, an increase of $60.0 million, or 15%, compared to the six months ended June 30, 2005. The increase was due primarily to the increase in electric contract awards within the past year. Electric revenues increased by $46.9 million, or 20%, including $38.3 million from electric transmission services and $23.9 million from electric substation services, offset in part by a $15.3 million decrease from utility distribution and industrial electric services. The decrease in utility distribution and industrial electric work is primarily due to fewer IPP projects. Underground natural gas revenues increased by $7.2 million, or 6%, due primarily to unusually mild weather in the first quarter of 2006 which enabled an increased volume of work to be performed. Telecommunications revenues increased by $9.8 million, or 40%, mostly due to an increase in demand for underground telecommunications infrastructure work, including “fiber to the premises” initiatives.

Income from operations as adjusted:   Income from operations as adjusted for the six months ended June 30, 2006 was $21.8 million, an increase of $16.9 million, or 461%, compared to the six months ended June 30, 2005. The increase was due primarily to a $25.5 million increase in gross profit, partially offset by a $7.9 million increase in selling, general and administrative expenses. The increase in gross profit was due primarily to an increase in the volume of electric substation and electric transmission work which generally provides higher margins; the earning of performance bonuses for our strong operating performance on certain electric distribution and substation projects; the absence of certain performance-related pricing concessions we made to a large customer in 2005; and the exit of certain unprofitable natural gas contracts. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Additionally, we incurred a charge of $6.6 million for an electric transmission contract determined to be in a loss position during the quarter which was less than the $8.5 million charge in the second quarter of 2005 for the loss on one of our underground utility construction projects. Selling, general and administrative expenses increased primarily as a result of $5.4 million for additional personnel hired to meet the business growth.

TS

Revenues:   TS revenues decreased $0.5 million, or 3%, to $19.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to a decrease in outside plant construction, offset in part by an increase in dark fiber leases which is more profitable than construction work.

Income from operations as adjusted:   Income from operations as adjusted for the six months ended June 30, 2006 was $9.2 million, an increase of $1.2 million, or 15%, compared to the six months ended June 30, 2005. The increase was due primarily to an increase in dark fiber lease revenue.

Corporate

The loss from operations as adjusted for corporate and eliminations increased by $2.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to an increase in corporate expenses, offset in part by an increase of $3.6 million for revenue related to administrative services we provide to one of our customers. Corporate expenses increased as a result of $0.7 million incurred for the secondary offering completed in the first half of 2006 and an increase in salaries and benefits of $1.4 million for additional personnel hired to manage business growth.

Liquidity and Capital Resources

Cash, Working Capital Requirements and Capital Expenditures

Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring season when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. We expect capital expenditures to range from $18.0 million to $20.0 million during the second half of 2006, which could vary depending on the timing of awards of dark fiber and electric transmission contracts. More than 50% of the expected capital expenditures are for dark fiber expansion. We intend to fund these expenditures primarily with operating cash flows. We have reduced our capital expenditures as a percentage of revenue over the past two years as a result of an increase in the use of equipment leasing arrangements and improved equipment utilization.

Financing

On June 30, 2006, we entered into a new credit agreement which provides for a secured revolving credit facility of $225.0 million which may be used for revolving credit borrowings, swing loans, not to exceed $10.0 million, and the issuance of standby letters of credit, not to exceed $100.0 million. We also have the right to seek additional commitments to increase the aggregate commitments up to $350.0 million, subject to compliance with applicable covenants. The new credit agreement replaces our previous secured credit facility, which included an $85.0 million revolving credit commitment and $84.0 million in term loan commitments.

The proceeds from borrowings under the new credit agreement were used to repay $83.6 million of outstanding debt existing as of June 30, 2006 under our previous amended and restated credit facility which was terminated upon repayment. As of June 30, 2006, we have a $75.0 million outstanding revolving credit borrowing and $34.0 million in letters of credit outstanding. As a result of the entry into the new credit agreement and refinancing of the previous credit facilities, we recorded a charge in the second quarter of 2006 of $4.3 million related to the write-off of deferred financing costs. For a discussion of fees and covenants related to our new credit facility, see Note 7 to our condensed consolidated financial statements.

We anticipate that our cash on hand of $20.5 million as of June 30, 2006, our new credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our operating needs for the next twelve months, based on expected levels of business, debt service requirements and planned capital expenditures. However, we may find it necessary or desirable to seek additional financing to support our capital needs, which may include additional financing to support our expected growth, and to provide funds for strategic initiatives, such as acquisitions. Accordingly, this may require us to increase our credit facility or complete equity-based financing, such as the issuance of common stock or preferred stock, which would be dilutive to our existing shareholders. Our future working capital needs may also be affected by any increases in demand for our services, including any spending generated as a result of the Energy Policy Act of 2005.

Sources and Uses of Cash

As of June 30, 2006, we had cash and cash equivalents of $20.5 million, working capital of $120.7 million and long-term debt of $75.0 million under our revolving credit facility. As of June 30, 2006 we had $34.0 million in letters of credit outstanding thereunder, leaving $116.0 million available for additional borrowings. As of December 31, 2005, we had cash and cash equivalents of $24.3 million, working capital of $117.2 million and long-term debt of $83.9 million. As of December 31, 2005, we had $52.7 million available for additional borrowings.

Cash from operating activities from continuing operations. During the six months ended June 30, 2006 net cash provided by operating activities from continuing operations was $31.0 million compared to cash used of $27.6 million for the six months ended June 30, 2005. This increase in net cash provided from operating activities from continuing operations is due to cash provided from accounts receivable and costs in excess of billings, net (including $5.8 million in claims amounts existing at December 31, 2005 which were collected during the first half of 2006), primarily due to a lower increase in contract revenues growth in the period ended June 30, 2006 versus June 30, 2005. The increase in contract revenues was $63.0 or

15.3% as compared to $124.0 or 43.0% for the six months ended June 30, 2006 and 2005, respectively. In addition, the age of accounts receivable and costs in excess of billings, net decreased in the period ended June 30, 2006 versus June 30, 2005, respectively. We incurred a charge of $6.6 million for an electric transmission contract determined to be in a loss position during the quarter which was less than the $8.5 million charge in the second quarter of 2005 for the loss on one of our underground utility construction projects.

Cash from investing activities from continuing operations. During the six months ended June 30, 2006, net cash used by investing activities for continuing operations was $27.2 million compared to $8.2 million used during the six months ended June 30, 2005. The primary use of cash for the six months ended June 30, 2006 was $18.9 million for purchases of equipment, a $3.5 million payment of the remaining holdback plus interest to the sellers of the Maslonka business (renamed “InfraSource Transmission Services”) and a $7.1 million payment to the former owners of Blair Park for additional purchase price consideration, offset in part by cash proceeds from the sale of equipment of $2.3 million. The primary use of cash for the six months ended June 30, 2005 was $16.0 million for purchases of equipment, offset in part by cash proceeds from the sale of equipment of $2.9 million and the release of $5.0 million from restricted cash.

Cash from financing activities from continuing operations. During the six months ended June 30, 2006, net cash used by financing activities for continuing operations was $7.6 million compared to net cash provided of $18.6 million for the six months ended June 30, 2005. The sources of cash from financing activities for the six months ended June 30, 2006 were proceeds from our debt refinancing of $75.0 million, $1.9 million from the exercise of stock options and employee stock purchase plan stock purchases and $0.4 million from excess tax benefits from share-based compensation, more than offset by $83.8 million long-term debt repayments and $1.1 million of debt issuance costs paid. The sources of cash from financing activities for the six months ended June 30, 2005 were a $18.0 million borrowing under our revolving credit facility and proceeds of $1.0 million from the exercise of stock options and employee stock purchase plan stock purchases, offset by $0.5 million long-term debt repayments.

During the six months ended June 30, 2005, net cash reclassified from discontinued operations was $0.5 million. For the six months ended June 30, 2005, cash used by operating activities from discontinued operations was $0.3 million and cash used in investing activities from discontinued operations was $0.2 million. The investing activities related to purchases of equipment.

Contractual Obligations and Other Commitments

As of June 30, 2006, our future contractual obligations were as follows (in thousands):

	Payments due by period
		Less			More
		than			than
Contractual Obligations(1)	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations	75,074	51	—	—	75,023
Operating lease obligations	54,431	16,739	31,623	861	5,208
Projected interest payments on long term debt(2)	29,630	4,598	10,016	10,002	5,014
Contingent earnout payments(3)	600	600	—	—	—
Other long-term liabilities:
Non-vested options exercised	378	355	23	—	—
Other(4)	5,029	43	4,744	46	196
Total	$165,142	$22,386	$46,406	$10,909	$85,441

       (1) Trade accounts payable are not included in Contractual Obligations.

       (2) The total projected interest payments on long-term debt are based upon borrowings and interest rates as of June 30, 2006. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

       (3) See discussion below in “Contingent Earnout Payments”.

       (4) Approximately $3.6 million of this balance relates to insurance claims that are expected to be paid by our insurance carrier. A corresponding receivable is recorded in deferred charges and other assets on our condensed consolidated balance sheet.

Contingent Earnout Payments

Pursuant to the terms of the EHV acquisition agreement, $0.6 million of the consideration was subject to a holdback provision. The holdback is payable in 2007 and payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us.

Related Party Transactions

As of June 30, 2006, we had $0.3 million due from our Principal Stockholders included in receivables from related party on our condensed consolidated balance sheet. This amount relates to reimbursements for certain secondary offering costs.

On June 28, 2006, we entered into a Second Amendment to Registration Rights Agreement (the “Second Amendment”) to allow the Principal Stockholders to request that we file with the Securities and Exchange Commission a registration statement on Form S-3 within 180 days following March 20, 2006 for an underwritten public offering (the “Offering”) of shares of our common stock. In connection with the Offering, our stockholders participating in the Offering must pay their own expenses as well as their pro rata share of our expenses incurred in connection with the Offering.

In addition, on June 28, 2006, in connection with the Second Amendment, we entered into an Agreement (the “Agreement”) with our Principal Stockholders and Ian Schapiro and Michael Harmon, two members of the our board of directors, to set forth certain agreements of the parties following the closing of the Offering. Pursuant to the Agreement, Messrs. Schapiro and Harmon, representatives of the Principal Stockholders, agreed to work with us in good faith to determine a mutually acceptable transition plan for their board of directors and committee responsibilities. In addition, the Principal Stockholders have entered into non-disclosure agreements with us and have agreed to certain limited restrictive covenant obligations following the closing of the Offering.

As of December 31, 2005, we had $7.1 million due to the former owners of Blair Park accrued in other liabilities—related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001. The balance was paid in the second quarter of 2006.

As of June 30, 2006, we had $0.8 million due to the sellers of the Maslonka business, who are also employees, accrued in other liabilities—related parties on our condensed consolidated balance sheet. This balance relates to amounts due upon collection from a third party. In January 2006, we paid the sellers of the Maslonka business $3.5 million of holdback consideration, including interest, and released the holdback shares.

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

As of June 30, 2006, we had $0.4 million due to the EHV stockholders, who are currently our employees, accrued in other liabilities—related parties on our condensed consolidated balance sheet. This amount is a portion of the holdback consideration from our acquisition of EHV, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to us.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties are through March 2011 and May 2007. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We currently do not believe FIN No. 48 will have a significant impact on our financial results.

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

Interest Rates. As of June 30, 2006, our $75.0 million borrowing under our revolving credit facility was subject to floating interest rates. We have an interest rate swap on a $30.0 million notional amount where we pay a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. We also have a 4.00% interest rate cap that matures October 10, 2006 on $40.0 million of the notional amount. Subsequent to the June 30, 2006 debt refinancing, our interest rate cap and interest rate swap are no longer designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149; however we continue to utilize these derivative instruments to hedge the variability of cash flows related to our variable rate debt. We are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-

term obligations. The detrimental effect on our quarterly pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.1 million.

Currency Risk. With our November 2005 acquisition of our Canadian subsidiary, we may be subject to currency fluctuations in the future. We do not expect any such currency risk to be material.

Gasoline and Diesel Fuel. We have market risk for changes in the price of gasoline and diesel fuel. To the extent we cannot mitigate increases in fuel prices through surcharges and other contract provisions with our customers, our operating income will be affected. In April 2006, we entered into fuel hedges to mitigate a portion of our exposure to price fluctuations of gasoline and diesel fuel. The fuel hedges cap our exposure to price fluctuations for approximately one-quarter of our expected usage for the remainder of 2006. These derivative instruments have not been designated as cash flow hedges, therefore changes in fair value are recorded in current period income.

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

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and one of its directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with the Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

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

From time to time, we are a party to various other lawsuits, claims, other legal proceedings and are subject, due to the nature of our business, to governmental agency oversight, audits, investigations and review. Such actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Under such governmental audits and investigations, we may become subject to fines and penalties or other monetary damages. With respect to such lawsuits, claims, proceedings and governmental investigations and audits, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 1A.  RISK FACTORS.

Risks Relating to Our Business and Industry

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

Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. The uncertainty of the timing of contract awards and work release can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary in anticipation of future workforce needs for expected contract awards. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts.

Demand for our services is cyclical and vulnerable to downturns in the industries we serve, which may result in extended periods of low demand for our services.

The demand for infrastructure services in the industries we serve has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve or the U.S. economy in general. A number of other factors, including financial conditions in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. For example, we have experienced reductions in our revenues from independent power producers since 2003, which reflect the significant decline in construction activity and new construction awards for power generation projects. The demand for our services to natural gas distribution customers is affected by the level of industrial, commercial and residential construction in the geographic areas we serve. For example, the recent downturn in new housing construction in certain regions has had a negative impact on demand from some of our natural gas distribution customers. In addition, our petrochemical customers’ demand has recently been restrained by the impact of high natural gas prices. We are also dependent on the amount of infrastructure services that our customers outsource. During downturns in the economy, our customers may determine to outsource fewer projects resulting in decreased demand for our services. In addition, the historical trend toward outsourcing of infrastructure services may not continue as we expect. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could decrease our revenues, margins, profits and cash flows.

Our participation in fixed-price contracts exposes us to declines in profitability and contract losses related to cost overruns.

We currently generate, and expect to continue to generate, approximately 50% of our revenues under fixed-price contracts. Under fixed-price contracts, we agree to perform the entire project for a fixed price on an agreed upon schedule. We may be unable to recover any cost overruns above the approved contract price. For example, in the past, we have experienced delays and additional costs from severe weather conditions and the required replacement of third-party defective materials, which we were unable to recover. In the second quarter of 2006, we recorded a $5.0 million loss, after giving effect to assumed claims collections, and a reversal of $1.6 million of income previously recognized relating to one or our electric transmission projects. This loss was attributable primarily to lower than expected productivity due to ineffective supervision, insufficient access to experienced labor, supplier issues and extremely hot weather. In the second quarter of 2005, we recorded an $8.5 million loss, which subsequently increased to $10.2 million, after giving effect to assumed claims collections, on one of our fixed-price underground utility construction projects. This loss resulted from lower than expected productivity, higher materials costs and unforeseen delays and was also partially a result of a failure to accurately estimate project costs during the bidding phase. These and other factors, such as increased fuel and labor costs, could adversely affect our profitability on fixed price contracts.

The claims resolution process is often lengthy, can require legal action to conclude and the ultimate amount to be collected is difficult to estimate. Our actual revenue and profit for any particular project will usually differ from those we originally estimated and could result in reduced profitability or losses on the project. Our acquisition of ITS has resulted in an increase in the proportion of our fixed-price contracts, as most of ITS’s business is performed on a fixed-price basis. We expect that our mix of work will tend to increase the proportion of our fixed-price contracts.

Our use of percentage-of-completion accounting on fixed-price contracts requires us to record the entire expected loss from a contract during the quarter in which we determine the contract to be a loss contract and could result in a reduction or elimination of previously reported profits and significant fluctuations in our results.

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, all of which are incorporated by reference in this prospectus, a significant portion of our revenues are recognized on a percentage-of-completion method of accounting, using primarily the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on our fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Although we update these estimates regularly, they are inherently uncertain, and our ultimate profitability on a contract is usually not known until completion. Estimated contract losses for the full term of the contract are recognized when determined, regardless of where we are in the contract cycle, and contract profit estimates are adjusted based on ongoing reviews of contract profitability.

During a period in which a loss on a contract is first recognized, or in a period when expected profits become lower than previously recorded profits, income recorded on that contract in prior periods is reversed to the extent necessary to give effect to the current estimate. This could cause the profit or loss contribution from any given contract to fluctuate significantly from quarter to quarter. For example, in the second quarter of 2006, we recorded a loss on a project of approximately $5.0 million, after giving effect to assumed claims collections, and also reversed approximately $1.6 million of income recorded in the prior three quarters with respect to that project. Further, we recognized a loss of $8.5 million during the second quarter of 2005 which subsequently increased to $10.2 million, after giving effect to assumed claims collections, for a project that began in January 2005 and was substantially completed in November 2005. For any estimated contract loss, the actual final loss is generally based on the amount of claims we submit to, and successfully collect from the customer. Therefore, our ultimate loss may exceed our estimates. We record revenue up to costs incurred on claims and unapproved change orders when we believe recovery is probable and the amounts can be reasonably estimated. Profit related to those costs is recorded in the period such amounts are agreed to with the customer. The timing and amount of actual collection of claims and unapproved change orders could differ from estimates, could take longer than anticipated and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant. As of June 30, 2006, we had $5.7 million of unrecovered contract claims booked on our balance sheet under “Costs and estimated earnings in excess of billings.” Claims settlements less than the $5.7 million balance would result in a reduction of our profits.

Further, a substantial portion of our contracts contain performance-related provisions, including liquidated damages provisions. Such provisions may further increase our period-to-period volatility. For example, we received a performance bonus on certain projects during the first half of 2006, compared to performance-related concessions during 2005. Incentives and penalties are recorded when known or finalized, which is generally during the latter stages of the contract.

We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenues.

Our top ten customers accounted for approximately 46%, 45% and 47% of our revenues for the years ended December 31, 2004 and 2005 and the six months ended June 30, 2006, respectively, which includes work performed for those customers as a subcontractor through others. Revenues from Exelon accounted for 17%, 18% and 17% of our revenues for the years ended December 31, 2004 and 2005 and the six months ended June 30, 2006, respectively. In September 2003, we entered into a volume agreement with Exelon, pursuant to which Exelon committed to provide us with a level of work roughly equivalent to the amount of work which we would have received through 2006 if 2003 work levels remained constant. The actual volume of work received from Exelon under the volume agreement has been significantly higher than 2003 levels; therefore, the volume requirements set forth in the volume agreement were satisfied in the fourth quarter of 2005. We may be unable to sustain our volume of business with Exelon without the benefit of the volume agreement. Exelon has recently indicated its intent to curtail expenditures to a level below that sustained in recent years. Exelon has also begun to modify its contracting practices and is seeking alternative commercial arrangements with suppliers like us, including increased use of competitive bidding on certain projects. If we lose significant customers and are not able to replace them or if they reduce their volume of work from us, we could sustain decreased revenues, margins and profits.

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

Skilled labor shortages and increased labor costs could negatively affect our ability to compete for new projects and our performance.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is a shortage of engineers and linemen capable of working on and supervising the construction of high-voltage electric lines and substations. This shortage can be exacerbated during periods of storm restoration work. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm response work. The supply of experienced engineers, linemen and supervisors may not be sufficient to meet current or expected demand. Further, we may not be able to allocate or hire sufficient project managers for new electric power transmission projects. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements as well as the aging utility workforce further depletes the pool of skilled labor available to us, even if we are not awarded such projects. As a result, we are bidding selectively in all of our business units. We have recently declined to bid on certain projects that we could not staff adequately with experienced engineers, and in the future we may not be able to maintain an adequate skilled labor force necessary to operate efficiently or to pursue new projects we consider attractive. Furthermore, the limited supply of skilled labor has negatively impacted, and in the future may continue to negatively impact, the productivity and profitability of certain of our projects.

The Energy Act may fail to spur the anticipated increased investment in electric infrastructure, which could slow our growth.

Implementation of the Energy Act is still subject to considerable fiscal and regulatory uncertainty. Many of the regulations implementing the components of the bill have not been finalized and many others have only recently been finalized, and the effect of these regulations is accordingly still uncertain. As a result, the legislation may not increase spending on electric power transmission infrastructure in a manner that will increase demand for our services. In addition, the timing of any new infrastructure investments remains uncertain. Continued uncertainty regarding the implementation and impact of the Energy Act may result in slower growth in demand for our services.

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

Our backlog may not be realized or may not result in profits. Our customers often have no obligation to assign or release work to us and many of our contracts may be terminated on short notice.

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

Certain of our customers assign work to us under master service agreements, or MSAs. Under these arrangements, our customers generally have no obligation to assign work to us. Most of our contracts, including our MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, sometimes less, or may be negatively impacted by the utilities’ inability to recover their costs in the rates they are authorized to charge their customers. Moreover, our reported backlog includes estimated work to be performed under these agreements. Our backlog may not be realized as revenues if these contracts are cancelled. In addition, many of our contracts, including our MSAs, are open to competitive bidding at the expiration of their terms. As a result, we have been displaced on contracts by competitors from time to time. Our revenues could materially decline if our customers do not assign work to us or if they cancel a significant number of contracts and we cannot replace them with similar contracts.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of these schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and these amounts could exceed expected project profit margins. Many of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to two years. We may encounter difficulties in engineering, equipment and material delivery, schedule changes, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. For example, the recent increase in demand for transmission services has strained production resources, creating significant lead times for obtaining transmission towers and poles. As a result, our electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local public opposition against the siting of transmission lines or other facilities, which may include injunctive actions as well as public protests. For example, the construction of the Arrowhead to Weston transmission line project between Minnesota and Wisconsin was delayed for several years due to such factors.

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

In addition, our project contracts may require that our customers or other parties provide us with design or engineering information or with equipment or materials to be used on a project. In some cases, we may be provided with deficient design or engineering information or equipment or provided with information or equipment later than required by the project schedule. Our customers may also determine, after commencement of the project, to change various elements of the project. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials, required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit that were recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial.

Provisions of our credit facility restrict our business operations and may restrict our access to sufficient funding, including letters of credit, to finance desired growth.

We have a credit facility with a group of financial institutions secured by substantially all of our assets. The credit facility contains customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to achieve certain financial ratios as described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. These restrictions and covenants may limit our ability to respond to changing business and economic conditions and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our credit facility also restrict our ability to incur indebtedness, subject to certain exceptions, including domestic intercompany indebtedness, guarantee obligations incurred in the ordinary course of business, up to $20.0 million of secured indebtedness incurred to acquire fixed or capital assets, indebtedness with respect to performance bonds, letters of credit and similar obligations incurred in the ordinary course of business, and up to $40.0 million of additional indebtedness. We had $116.0 million of availability under the revolving credit portion of our credit facility as of June 30, 2006 (after giving effect to $34.0 million of outstanding letters of credit under the credit facility at that date). In the future, we may require substantial additional working capital to fund our growth. However, there is no assurance that we will be able expand availability under our credit agreement or obtain other sources of liquidity in a timely manner, at favorable cost or at all.

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

One of our business strategies is to pursue strategic acquisitions. We completed several acquisitions during 2004 and 2005 and continue to consider strategic acquisitions now and plan to in the future, some of which may be larger than those previously completed and could be material acquisitions. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. In addition, our operating subsidiaries have generally maintained their own procedures and operating systems, which make it more difficult for us to evaluate and integrate systems and controls on a reliable company-wide basis. If we fail to implement proper overall business controls for companies we acquire or fail to successfully integrate these acquired companies in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions and that such acquisitions may not be successfully completed. In these events, we may incur substantial costs without any corresponding benefit. For example, during 2005 we incurred a $1.6 million charge related to due diligence costs for an acquisition that we chose not to complete. Other risks inherent in our acquisition strategy include diversion of management’s attention and resources, failure to retain key personnel and risks associated with unanticipated events or liabilities. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take writedowns of intangible assets, including goodwill, which could be significant.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We cannot assure you that our system of internal controls will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, our financial reporting may be inaccurate. If reporting errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC. These results could adversely affect our financial results or the market price of our common stock.

We are implementing a company-wide Enterprise Resource Planning system which could disrupt our day-to-day operations temporarily.

We are implementing a company-wide information technology system or Enterprise Resource Planning (“ERP”) system. The ERP system is intended to replace disparate individual information systems at our operating subsidiaries for functions such as accounting and finance, human resources and customer relationships with a common, uniform information system. Implementation of an ERP system will require substantial financial and personnel resources. While the ERP system is intended to improve and enhance our information systems, large scale implementation of new information systems across all of our operating companies exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. In addition, if we fail to implement the ERP system or fail to implement the ERP system successfully, we will have to continue to rely on the disparate information systems at our operating subsidiaries.

A significant portion of our business depends on our ability to obtain surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Surety market conditions are currently difficult as a result of significant recent losses incurred by many sureties, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. We are required to post letters of credit to support our surety bond program. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our annual volume of business, including a number of our fixed-price contracts, has required bonds. These percentages may increase depending on our mix of contracts. Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety provider to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety provider were to limit or eliminate our access to bonding, our alternatives include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to provide these alternatives in a timely manner, on acceptable terms or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

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

We are from time to time a provider of services to government agencies, primarily the DOE’s federal power marketing agencies, such as our recently completed contract with the Bonneville Power

Administration. Therefore, we are exposed to the risks associated with government contracting. For example, a reduction in spending by government agencies could limit the continued funding of existing contracts with these agencies and could limit our ability to obtain additional contracts, which could result in lower revenues from these customers. The risks of government contracting also include the risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of our performance on high profile sites. For example, there is a pending investigation by the Department of Labor with respect to employee pay and work hours in connection with one of our electric transmission projects. In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements or government regulations and statutes could result in our being suspended or barred from future government contract projects for a significant period of time.

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

Hazards experienced as a result of our activities include electrocutions, fires, natural gas explosions, mechanical failure, transportation accidents and damage to equipment we work on. These hazards can cause and have caused personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, including blackouts, and may result in suspension of operations, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to multiple workers’ compensation and personal injury claims resulting from such hazards or other workplace accidents. We maintain substantial loss accruals for workers’ compensation claims. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures. In addition, for a variety of reasons such as increases in claims, a weak economy, projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. We may not be able to maintain adequate insurance at reasonable rates or meet collateral requirements. Further, regulatory changes implemented by the Occupational Safety and Health Administration (“OSHA”) could impose additional costs on us. Our safety record is an important consideration for our customers. If serious accidents or fatalities occur or our safety record were to deteriorate, we may be ineligible to bid on certain projects and could be terminated from existing projects. In addition, our reputation and our prospects for future projects could be negatively affected. The OSHA recordable rate of one of our transmission construction subsidiaries has historically been higher than the industry average. If we cannot improve on this subsidiary’s safety record, we may not be able to bid successfully on future projects. As is common in our industry, we regularly have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.

Our unionized workforce could cause interruptions in our provision of services. In addition, we contribute to multiemployer plans that could result in liabilities to us if these plans are terminated or we withdraw.

A significant percentage of our workforce is covered by collective bargaining agreements. Strikes or work stoppages could occur that would adversely impact our relationships with our customers and our ability to conduct our business. Alternatively, our non-union workforce could be disrupted by union organizing activities and similar actions.

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

Changes in, or interpretations of, existing state or federal telecommunications regulations or new regulations could adversely affect us.

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

One of our subsidiaries which is licensed, but not conducting business, is regulated by a state public utility commission that requires approval prior to the proposed offering of shares by our principal stockholders, which approval has not been obtained. We intend to seek  such approval at such time, if any, when we expect to begin operations in the applicable state. We do not believe that our failure to obtain such approval prior to the consummation of the offering will have material consequences to us, but there can be no assurance that it will not.

Newly adopted accounting regulations require us to expense stock options, which could cause our stock price to decline.

We recently adopted the provisions of the Financial Accounting Standards Board (“FASB”) 123R, “Share Based Payment” which will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we used during 2005. Generally, these new provisions require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. The effective date for this change for us was as of January 1,

2006. Previously, we only disclosed such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Accordingly, in any reporting period in which we are required to recognize an expense for share-based compensation, our earnings will be lower than if no expense had been taken. Our stock price could decline in response to any perceived decline in our reported earnings.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)          The 2006 Annual Meeting of stockholders of the registrant was held on May 9, 2006.

(b)         At the 2006 Annual Meeting, the following were elected as directors:

Director	For	Withheld
John A. Brayman	35,372,247	290,732
J. Michal Conaway	35,493,636	169,343
Michael P. Harmon	35,305,405	357,574
David R. Helwig	28,623,000	7,039,979
Ian A. Schapiro	29,185,053	6,477,926
Richard S. Siudek	35,309,426	353,553
David H. Watts	35,492,836	170,143

*                    Terry Winter was appointed to the Board of Directors on June 29, 2006.

Item 5.  OTHER INFORMATION.

None.

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

Amendment to Registration Rights Agreement, dated as of December 7, 2005, by and among InfraSource Services, Inc. and OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(3)

4.2.2

Second Amendment to Registration Rights Agreement, dated as of June 28, 2006, by and among InfraSource Services, Inc., OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Fund, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney N. Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(4)

10.1	Agreement, dated as of June 28, 2006, by and among InfraSource Services, Inc., OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Fund, L.P., Ian Schapiro and Michael Harmon.(4)
10.2

Credit Agreement, dated as of June 30, 2006, among InfraSource Incorporated, as borrower, InfraSource Services, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Lasalle Bank National Association and National City Bank as Co-Documentation Agents, and other lenders party thereto.*

10.3

Guaranty, dated as of June 30, 2006 among the Guarantors identified on the signature page, in favor of Bank of America, N.A., as administrative agent for itself and the other lenders under the Credit Agreement.*

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

(4)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)
Date: August 3, 2006	By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery
Senior Vice President and Chief Financial Officer