Form 10-Q
period 2006-09-30
INFRASOURCE SERVICES INC
filed 2006-11-03
CIK 1276827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32164

INFRASOURCE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0523754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

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

At October 25, 2006 there were 40,048,059 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended September 30, 2006

FORM 10-Q

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2005	2006
	(Unaudited)
	(In thousands,
	except share data)

Current assets:
Cash and cash equivalents	$24,287	$15,834
Contract receivables (less allowances for doubtful accounts of $3,184 and $2,369, respectively)	136,610	164,988
Costs and estimated earnings in excess of billings	84,360	89,970
Inventories	6,747	6,769
Deferred income taxes	4,683	6,152
Other current assets	7,678	5,338
Current assets — discontinued operations	3,033	2,033

Total current assets	267,398	291,084

Property and equipment (less accumulated depreciation of $55,701 and $73,822, respectively)	143,881	147,323
Goodwill	138,054	138,857
Intangible assets (less accumulated amortization of $19,861 and $20,609, respectively)	1,884	1,136
Deferred charges and other assets, net	10,501	6,619
Assets held for sale	—	1,245
Noncurrent assets — discontinued operations	319	1,749

Total assets	$562,037	$588,013

Current liabilities:
Current portion of long-term debt	$889	$46
Other liabilities — related parties	11,299	1,227
Accounts payable	43,570	47,980
Accrued compensation and benefits	20,402	32,830
Other current and accrued liabilities	20,435	26,106
Accrued insurance reserves	30,550	34,907
Billings in excess of costs and estimated earnings	15,012	15,683
Deferred revenues	6,590	6,300
Current liabilities — discontinued operations	1,501	—

Total current liabilities	150,248	165,079

Long-term debt, net of current portion	83,019	70,019
Deferred revenues	17,826	17,116
Other long-term liabilities — related party	420	—
Deferred income taxes	3,320	3,683
Other long-term liabilities	5,298	5,055
Non-current liabilities — discontinued operations	50	—

Total liabilities	260,181	260,952

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized — 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized — 120,000,000 shares; issued 39,396,694 and 39,911,185 shares, respectively, and outstanding — 39,366,824 and 39,881,315, respectively)	39	40
Treasury stock at cost (29,870 shares)	(137)	(137)
Additional paid-in capital	278,387	283,459
Deferred compensation	(1,641)	—
Retained earnings	24,640	43,231
Accumulated other comprehensive income	568	468

Total shareholders’ equity	301,856	327,061

Total liabilities and shareholders’ equity	$562,037	$588,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands, except per share data)

Contract revenues	$226,575	$275,880	$632,645	$744,416
Cost of revenues	194,857	230,832	562,230	634,642

Gross profit	31,718	45,048	70,415	109,774

Selling, general and administrative expenses	20,017	25,910	53,851	71,214
Merger related costs	66	—	218	—
Provision for uncollectible accounts	61	5	145	36
Amortization of intangible assets	1,001	254	4,311	748

Income from operations	10,573	18,879	11,890	37,776
Interest income	122	229	328	638
Interest expense	(2,170)	(1,404)	(5,872)	(5,197)
Write-off of deferred financing costs	—	—	—	(4,296)
Other income, net	735	882	5,749	2,445

Income from continuing operations before income taxes	9,260	18,586	12,095	31,366
Income tax expense	3,994	7,604	5,188	12,770

Income from continuing operations	5,266	10,982	6,907	18,596
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $(330), $(110), $(557) and $9, respectively)	(490)	(151)	(799)	28
Gain (loss) on disposition of discontinued operation (net of income tax provision (benefit) of $1,432, $(22), $1,432 and $(22), respectively)	1,790	(33)	1,790	(33)

Net income	$6,566	$10,798	$7,898	$18,591

Basic income (loss) per share:
Income from continuing operations	$0.14	$0.28	$0.18	$0.47
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.02)	—
Gain on disposition of discontinued operation	0.04	—	0.04	—

Net income	$0.17	$0.27	$0.20	$0.47

Weighted average basic common shares outstanding	39,139	39,778	39,059	39,657

Diluted income (loss) per share:
Income from continuing operations	$0.13	$0.27	$0.17	$0.46
Income (loss) from discontinued operations	(0.01)	—	(0.01)	—
Gain on disposition of discontinued operation	0.04	—	0.04	—

Net income	$0.16	$0.27	$0.20	$0.46

Weighted average diluted common shares outstanding	40,090	40,308	40,008	40,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

							Accumulated Other Comprehensive Income
								Foreign
					Additional		Fair Value	Currency
	Common Stock		Treasury Stock		Paid-In	Deferred	Adjustment on	Translation	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Derivatives	Adjustment	Earnings	Total
	(Unaudited)
	(In thousands, except share amounts)

Balance as of December 31, 2005	39,396,694	$39	(29,870)	$(137)	$278,387	$(1,641)	$480	$88	$24,640	$301,856
Vesting of early exercised options	191,673	—	—	—	881	—	—	—	—	881
Reclass of deferred compensation	—	—	—	—	(1,641)	1,641	—	—	—	—
Stock options exercised and vested restricted stock	248,317	1	—	—	1,521	—	—	—	—	1,522
Income tax benefit from options exercised	—	—	—	—	839	—	—	—	—	839
Issuance of shares under employee stock purchase plan	74,501	—	—	—	698	—	—	—	—	698
Stock compensation expense	—	—	—	—	2,774	—	—	—	—	2,774
Net income	—	—	—	—	—	—	—	—	18,591	18,591
Other comprehensive income (loss)	—	—	—	—	—	—	(480)	380	—	(100)

Balance as of September 30, 2006	39,911,185	$40	(29,870)	$(137)	$283,459	$—	$—	$468	$43,231	$327,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$7,898	$18,591
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Discontinued operations — net of taxes	(991)	5
Depreciation	20,624	20,538
Amortization of intangibles	4,311	748
Gain on sale of assets	(1,837)	(2,237)
Deferred income taxes	5,145	(1,727)
Write-off of deferred financing costs	—	4,296
Reversal of litigation judgment	(4,279)	—
Other	(3,184)	3,453
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	(33,458)	(28,414)
Costs and estimated earnings in excess of billings, net	(45,336)	(4,938)
Inventories and other current assets	2,893	1,590
Deferred charges and other assets	311	616
Current liabilities	11,176	25,928
Other liabilities — related parties	(2,988)	36
Other liabilities	(281)	301

Net cash flows provided by (used in) operating activities from continuing operations	(39,996)	38,786
Net cash flows used in operating activities from discontinued operations	(328)	(168)

Net cash flows provided by (used in) operating activities	(40,324)	38,618

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(38)	(10,621)
Proceeds from restricted cash	5,000	—
Proceeds from purchase price settlement	—	324
Proceeds from sales of discontinued operations	7,117	265
Proceeds from sales of equipment	4,091	3,974
Additions to property and equipment	(22,565)	(28,859)

Net cash flows used in investing activities from continuing operations	(6,395)	(34,917)
Net cash flows provided by (used in) investing activities from discontinued operations	(231)	168

Net cash flows used in investing activities	(6,626)	(34,749)

Cash flows from financing activities:
Increase in revolving credit facility borrowings	27,000	—
Borrowings of long-term debt	—	75,000
Repayments of long-term debt and capital lease obligations	(679)	(88,843)
Debt issuance costs	—	(1,356)
Excess tax benefits from stock-based compensation	—	654
Proceeds from exercise of stock options and employee stock purchase plan	1,368	2,218

Net cash flows provided by (used in) financing activities	27,689	(12,327)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(19,261)	(8,458)
Cash and cash equivalents transferred to discontinued operations	559	—
Cash and cash equivalents — beginning of period	21,222	24,287
Effect of exchange rates on cash	—	5

Cash and cash equivalents — end of period	$2,520	$15,834

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable balance related to purchases of property and equipment	$734	$1,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our.” We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple service territories throughout the United States and we do not have significant operations or assets outside the United States.

On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock.

At the time of the IPO, our principal stockholders were OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “former Principal Stockholders”), both Delaware limited partnerships. In 2006, the former Principal Stockholders and certain other stockholders completed two secondary underwritten public offerings of our common stock. The first occurred on March 24, 2006, in which they sold 13,000,000 shares of our common stock at $17.50 per share (plus an additional 1,950,000 shares sold following exercise of the underwriters’ over-allotment option). The second occurred on August 9, 2006, in which they sold 10,394,520 shares of our common stock at $17.25 per share (plus an additional 559,179 shares sold following exercise of the underwriters’ over-allotment option). We did not issue any primary shares; therefore, we did not receive any of the proceeds of these offerings. As of October 25, 2006, the former Principal Stockholders own approximately 2% of our common stock.

The accompanying unaudited condensed consolidated financial statements reflect our financial position as of December 31, 2005 and September 30, 2006; our results of operations for the three and nine months ended September 30, 2005 and 2006; and our cash flows for the nine months ended September 30, 2005 and 2006. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that we consider necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2005 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with our financial statements and related notes included in our Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in the accompanying statements have been reclassified for comparative purposes.

2.	Summary of Significant Accounting Policies

Share-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment,” relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense was recognized in our consolidated statements of operations, other than restricted stock awards and stock options granted to employees and directors below the fair market value of the underlying stock at the grant-date.

We adopted SFAS No. 123R using the modified prospective transition method. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 include the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123R. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three and nine months ended September 30, 2006 was $1.0 million and $2.8 million, respectively (refer to Note 9 for additional information). For the three and nine months ended September 30, 2005, we recorded pre-tax share-based compensation expense of $0.3 million related to stock options which were granted to employees and directors prior to our IPO which were determined to be below the fair market value of the underlying stock at the date of grant and also restricted stock awards. For the three and nine months ended September 30, 2006 share-based compensation expense included in cost of revenues is $0.1 million and $0.3 million, respectively, and in selling, general and administrative expenses is $0.9 million and $2.5 million, respectively.

During the three and nine month periods ended September 30, 2006, share-based compensation expense impacted our results of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
	(In thousands, except per share data)

Income from continuing operations before income taxes	$914	$2,490
Income from continuing operations	540	1,494
Net income	540	1,494
Basic net income per share	$0.02	$0.04
Diluted net income per share	0.01	0.04

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option pricing model and recognize compensation expense on a straight-line basis over the requisite service periods. Share-based compensation expense recognized during the current period is based on the value of the portion of share-based awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2006 includes (i) compensation expense for share-based awards granted prior to but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Share-based compensation expense recognized for 2006 is based on awards ultimately expected to vest, net of estimated forfeitures. Previously in our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share for the period prior to adoption of SFAS No. 123R, as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands)

Net income as reported	$6,566	$7,898
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)	(478)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	155	175

Pro forma net income	$6,393	$7,595

Basic and diluted income per share:
Basic net income per share — as reported	$0.17	$0.20
Basic net income per share — pro forma	0.16	0.19
Diluted net income per share — as reported	0.16	0.20
Diluted net income per share — pro forma	0.16	0.19

3.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We currently do not believe FIN No. 48 will have a significant impact on our financial results.

The SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. We are currently

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

evaluating the impact SAB No. 108 might have on our financial position or results of operations for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

4.	Discontinued Operations and Assets Held For Sale

In the third quarter of 2004 and the second quarter of 2005, we committed to plans to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”) and Electric Services, Inc. (“ESI”), respectively. Both ULMS and ESI were part of our ICS segment. On August 1, 2005, we sold certain assets of ULMS and the stock of ESI.

Additionally, in the third quarter of 2006, we sold certain assets of Mechanical Specialties, Inc. (“MSI”) for a cash purchase price of approximately $0.3 million, resulting in a loss, net of taxes, of $0.03 million, included in gain (loss) on disposition of discontinued operations in our condensed consolidated statement of operations. The remaining inventory of MSI is eligible for sale to the buyer at cost for a period of one year from the date of sale. Any remaining inventory will be liquidated upon termination of the one-year agreement and we also have a pending agreement to sell a building that was used by the MSI business. MSI was part of our ICS segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of ULMS, ESI and MSI were reflected as discontinued operations in our accompanying condensed consolidated financial statements.

Balance sheet information for discontinued operations:

	December 31,	September 30,
	2005	2006
	(In thousands)

Contract receivables, net	$1,152	$—
Other current assets	1,881	1,948
Deferred income taxes	—	85

Total current assets	3,033	2,033
Property and equipment, net	319	1,749

Total assets	3,352	3,782

Accounts payable and other liabilities	1,501	—

Total current liabilities	1,501	—

Deferred income taxes — long term	50	—

Net assets	$1,801	$3,782

Assets held for sale as of September 30, 2006 includes $1.2 million for properties held-for-sale due to various business relocations. These properties are part of the ICS segment and are expected to be sold during 2006.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Statement of operations information for discontinued operations:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
	(In thousands)

Contract revenues	$4,741	$199	$22,305	$6,930
Pre-tax income (loss)	(820)	(261)	(1,356)	37

The discontinued operations activity for the nine months ended September 30, 2006 relates to MSI and the resolution of an existing ULMS reserve for accounts receivable, as well as, an earn out arrangement that will continue through December 2006.

5.	Costs and Estimated Earnings in Excess of Billings and Contract Losses

Included in costs and estimated earnings in excess of billings are costs related to claims and unapproved change orders of approximately $12.4 million and $4.6 million at December 31, 2005 and September 30, 2006, respectively. During the nine months ended September 30, 2006, we recovered claim amounts of $6.4 million existing at December 31, 2005. Estimated revenue related to claims and in amounts up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

Included in our results of operations for the nine months ended September 30, 2006 is a $7.5 million contract loss related to an electric transmission project, which assumes collection of a portion of current and projected claims, and the associated reversal of pre-tax profit of $1.6 million recognized in prior periods. This project began in August 2005 and is expected to be substantially completed by December 2006. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, we recognized the expected loss on this project of $5.0 million in the second quarter of 2006. Subsequently in the third quarter we identified and recorded an additional charge on this project of $2.5 million. The $7.5 million forecasted loss is attributable primarily to lower than expected productivity due to ineffective supervision, insufficient access to experienced labor, customer and supplier issues and extremely hot weather.

6.	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of:

	December 31, 2005	September 30, 2006
	(In thousands)

Goodwill	$138,054	$138,857

Intangible assets:
Construction backlog	$17,184	$17,184
Volume agreements	4,561	4,561

Total intangible assets	21,745	21,745

Accumulated amortization:
Construction backlog	(16,690)	(17,060)
Volume agreements	(3,171)	(3,549)

Total accumulated amortization	(19,861)	(20,609)

Intangible assets, net	$1,884	$1,136

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The goodwill balance as of September 30, 2006 was $128.5 million and $10.4 million for the ICS and TS segments, respectively. The goodwill balance as of December 31, 2005 was $128.0 million and $10.0 million for the ICS and TS segments, respectively. The increase in goodwill during the nine months ended September 30, 2006 relates to the resolution of preacquisition tax items and the settlement of the working capital adjustment for our 2005 acquisition of EHV Power Corporation (“EHV”). Additionally the goodwill balance related to EHV will continue to fluctuate based on the foreign currency rate at each balance sheet date.

As a result of the adoption of SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is subject to an assessment for impairment using a two-step fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. We complete our annual analysis of our reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense. No provisions for goodwill impairments were recorded during the nine months ended September 30, 2005 and 2006.

Expense for the amortization of intangible assets was $1.0 million and $0.3 million for the three months ended September 30, 2005 and 2006, respectively, and $4.3 million and $0.7 million for the nine months ended September 30, 2005 and 2006, respectively.

The estimated aggregate amortization expense of intangible assets for the next five succeeding fiscal years is:

For the year ended December 31,	(In thousands)

2006 (excludes the nine months ended September 30, 2006)	$267
2007	483
2008	227
2009	159
2010	—

Total	$1,136

7.	Debt

On June 30, 2006, we entered into a new credit agreement which provides for a secured revolving credit facility of $225.0 million which may be used for revolving credit borrowings, swing loans, not to exceed $10.0 million, and standby letters of credit, not to exceed $100.0 million. We have the right to seek additional commitments to increase the aggregate commitments up to $350.0 million, subject to compliance with applicable covenants. The new credit agreement replaces our previous secured credit facility, which included an $85.0 million revolving credit commitment and $84.0 million in term loan commitments.

The proceeds from borrowings under the new credit agreement were used to repay $83.6 million of outstanding debt existing as of June 30, 2006 under our previous amended and restated credit facility which was terminated upon repayment. Amounts outstanding at September 30, 2006 were $70.0 million in revolving credit borrowing and $32.1 million in letters of credit. As a result of the refinancing of the previous credit facility, we recorded a $4.3 million charge in the second quarter of 2006 to write-off the related deferred financing costs.

Under the new credit agreement, committed loans bear interest at either the Eurodollar Rate (British Bankers Association LIBOR Rate) or a Base Rate (equal to the higher of the Federal Funds Rate plus 1/2 of 1% or the Bank of America prime rate) plus an applicable margin of 1-2% for Eurodollar borrowings and 0-1% for prime based borrowings, based on our consolidated leverage ratio, as defined in the new credit agreement. We are subject to a

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

commitment fee of between .175 – .35%, and letter of credit fees between 1-2% based on our consolidated leverage ratio. We can prepay, without penalty, all or a portion of any committed loans under the new credit agreement and reborrow up to the aggregate commitments. The maturity date of the new credit agreement is June 30, 2012.

The new credit agreement contains certain restrictive covenants, including financial covenants to maintain our consolidated interest coverage ratio at not less than 2.00:1.00 in each period of four trailing fiscal quarters; consolidated leverage ratio not greater than 3:25:1.00 in any four quarters prior to the issuance of subordinated debt in an amount equal to or greater than $25.0 million, and 4.00:1.00 for any four quarters from and after such issuance; and consolidated senior leverage ratio greater than 2.50:1.00 in any four quarters from and after issuing subordinated debt or senior unsecured debt equal to or greater than $25.0 million. There are also additional restrictions, including other indebtedness, liens, fundamental changes, disposition of property, restricted payments and investments. The new credit agreement is secured by a pledge of substantially all of our assets.

8.	Computation of Per Share Earnings

The following table is a reconciliation of the numerators and denominators of the basic and diluted income per share computation.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
	(In thousands)

Income from continuing operations	$5,266	$10,982	$6,907	$18,596
Income (loss) from discontinued operations, net of income tax provision (benefit) of $(330), $(110), $(557) and $9, respectively	(490)	(151)	(799)	28
Gain (loss) on disposition of discontinued operations, net of income tax provision (benefit) of $1,432, $(22), $1,432 and $(22), respectively	1,790	(33)	1,790	(33)

Net income	$6,566	$10,798	$7,898	$18,591

Weighted average basic common shares outstanding	39,139	39,778	39,059	39,657
Potential common stock arising from stock options and employee stock purchase plan	951	530	949	592

Weighted average diluted common shares outstanding	40,090	40,308	40,008	40,249

Basic net income per share	$0.17	$0.27	$0.20	$0.47
Diluted net income per share	0.16	0.27	0.20	0.46

Included in potential common stock arising from stock options for the three and nine months ended September 30, 2005 and 2006 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding. For the three months ended September 30, 2005 all shares under option grants were included in the calculation of diluted earnings per share as the effect of such shares was dilutive. For the nine months ended September 30, 2005 there were 604,880 shares and for both the three and nine months ended September 30, 2006 there were 286,039 and 276,039 shares, respectively, under option grants excluded from the calculation of diluted earnings per share as the effect of these shares would have been anti-dilutive.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

9.	Stock Compensation Plans

Our stock based compensation expense includes the following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
	(In thousands)

Stock option expense	$705	$2,006
Restricted stock expense	21	239
Employee stock purchase plan expense	223	529

Total stock based compensation expense	$949	$2,774

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

Our 2004 Omnibus Stock Incentive Plan as amended (the “2004 Stock Plan”) was adopted on April 29, 2004 to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. The options currently issued under the 2004 Stock Plan vest over a period of four years. All options have a maximum term of ten years. The aggregate number of shares reserved for issuance under the 2004 Stock Plan is 800,000 plus an amount to be added annually on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of September 30, 2006, 2.4 million shares have been reserved for issuance under the 2004 Stock Plan.

For the purpose of calculating the fair value of our stock options, we estimate expected stock price volatility based on our common stock’s historical volatility. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of our employee stock options. The dividend yield assumption is based on our intent not to issue a dividend. We are currently using the simplified method to calculate expected holding periods as provided for under SAB No. 107.

Stock-based compensation expense recognized in the three and nine months ended September 30, 2006 was based on awards ultimately expected to vest, net of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In accordance with SFAS No. 123, pro forma information for the periods prior to 2006 was based on recognizing the effect of forfeitures as they occurred.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2005 and the three and nine months ended September 30, 2006 was $0.8 million, $1.2 million and $2.4 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2006 was $0.6 million, $1.1 million, $0.6 million and $2.0 million, respectively.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of each option grant was estimated on the grant-date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2005	2006	2006

Weighted Average Assumptions:
Expected volatility	58%	42%	43%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.81%	4.82%	4.87%
Annual forfeiture rate	0%	7%	7%
Expected holding period (in years)	6.00	6.25	6.25

There were no options issued during the three months ended September 30, 2005.

The following table summarizes information for the options outstanding and exercisable for the year ended December 31, 2005 and nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	per share	Life	Intrinsic Value
				(In thousands)

Balance, December 31, 2004	2,212,701	$7.53
Granted	701,563	11.48
Exercised	(176,997)	5.02
Cancelled	(331,526)	7.84

Balance, December 31, 2005	2,405,741	8.81
Granted	276,039	17.65
Exercised	(206,430)	7.37
Cancelled	(191,919)	10.21

Balance, September 30, 2006	2,283,431	$9.89

Options fully vested and expected to vest as of September 30, 2006	2,136,525	$9.67	8.0	$16,922

Options exercisable as of September 30, 2006	820,563	$7.19	7.3	$8,504

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $17.55 on September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on September 30, 2006 was 820,563.

As of September 30, 2006, there was approximately $6.7 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 8.5 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 is $0.3 million and $1.6 million, respectively.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Restricted Stock

Our restricted stock vests based on the passage of time. The following table presents a summary of the number of shares of nonvested restricted stock as of September 30, 2006 and changes during the nine months ended September 30, 2006:

		Weighted-Average
		Grant-Date Fair
	Shares	Value

Nonvested shares at December 31, 2005	167,556	$13.13
Shares issued	28,601	18.01
Shares forfeited	(34,510)	13.13
Shares vested	(41,889)	13.13

Nonvested shares at September 30, 2006	119,758	$14.30

As of September 30, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $0.6 million.

Employee Stock Purchase Plan

In April 2004, our board of directors adopted the 2004 Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000 plus an amount to be added annually on the first day of each fiscal year equal to the lesser of (i) 600,000 shares or (ii) one percent of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of September 30, 2006, 2.8 million shares have been reserved for issuance under the 2004 Employee Stock Purchase Plan.

10.	Concentration of Credit Risk

We derive a significant portion of our revenues from a small group of customers. Our top ten customers accounted for 49% and 44% of our consolidated revenues for the three months ended September 30, 2005 and 2006, respectively, and 48% and 46% of our consolidated revenues for the nine months ended September 30, 2005 and 2006, respectively. Exelon Corporation (“Exelon”) accounted for approximately 16% and 10% of our consolidated revenues for the three months ended September 30, 2005 and 2006, respectively, and 21% and 15% of our consolidated revenues for the nine months ended September 30, 2005 and 2006, respectively.

At December 31, 2005, there were no customers with an accounts receivable balance over 10% of our total contract receivables. At September 30, 2006, there were two customers with an accounts receivable balances over 10% of our total contract receivables, aggregating to 22% of our total contract receivables.

11.	Other Income, Net

Other income, net consists primarily of gains (losses) on sale of property and equipment. Other income, net for the nine months ended September 30, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

12.	Comprehensive Income

The following table presents the components of comprehensive income for the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
	(In thousands)

Net income	$6,566	$10,798	$7,898	$18,591
Foreign currency translation adjustment	—	268	—	380
Fair value adjustments on derivatives	18	—	105	(480)

Comprehensive income	$6,584	$11,066	$8,003	$18,491

Other comprehensive income is comprised of fair value adjustments on derivatives and a foreign currency translation adjustment related to our Canadian operations. Fair value adjustments on derivatives includes changes in the fair value of interest rate cap and swap agreements designated and qualifying as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149, net of reclassifications to net income.

13.	Segment Information

We operate in two business segments. Our ICS segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple territories throughout the United States and we do not have significant operations or assets outside the United States. We acquired a Canadian entity in November 2005 which represents approximately 2% of our revenue for the nine months ended September 30, 2006 and 2% of total assets as of September 30, 2006.

Business segment performance measurements are designed to facilitate evaluation of operating unit performance and assist in allocation of resources for the reportable segments. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted excludes expenses for the amortization of intangibles related to our acquisitions and share-based compensation because we believe those expenses do not reflect the core performance of our business segments operations. We began excluding share-based compensation expense from our income from operations as adjusted in the second quarter of 2006. We did not reclassify share-based compensation expense for the 2005 periods, since the expense was insignificant. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income from continuing operations before income taxes is provided below.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We do not allocate corporate costs to our business segments for internal management reporting. Corporate and eliminations includes corporate costs, revenue related to administrative services we provide to one of our customers and the elimination of an insignificant amount of intra-company revenues. The following tables present segment information by period:

	For the Three Months Ended September 30, 2005
	Infrastructure
	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$216,156	$9,884	$535	$226,575
Income from operations as adjusted	10,270	4,065	(2,761)	11,574
Depreciation	6,142	892	52	7,086
Amortization	1,001	—	—	1,001
Total assets	382,772	82,162	99,117	564,051
Capital expenditures	2,922	3,649	32	6,603
reconciliation:
Income from operations as adjusted	$10,270	$4,065	$(2,761)	$11,574
Less: Amortization	1,001	—	—	1,001

Income from operations	9,269	4,065	(2,761)	10,573
Interest income	78	—	44	122
Interest expense	(1,844)	(69)	(257)	(2,170)
Other income (expense), net	678	(8)	65	735

Income from continuing operations before income taxes	$8,181	$3,988	$(2,909)	$9,260

	For the Three Months Ended September 30, 2006
	Infrastructure
	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$264,949	$10,400	$531	$275,880
Income from operations as adjusted	18,509	4,971	(3,399)	20,081
Depreciation	5,722	1,130	82	6,934
Amortization and share-based compensation	735	82	385	1,202
Total assets	422,004	95,443	70,566	588,013
Capital expenditures	4,012	4,724	1,231	9,967
reconciliation:
Income from operations as adjusted	$18,509	$4,971	$(3,399)	$20,081
Less: Amortization and share-based compensation	735	82	385	1,202

Income from operations	17,774	4,889	(3,784)	18,879
Interest income	1,286	394	(1,451)	229
Interest expense	(1,023)	(189)	(192)	(1,404)
Other income, net	879	3	—	882

Income from continuing operations before income taxes	$18,916	$5,097	$(5,427)	$18,586

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	For the Nine Months Ended September 30, 2005
	Infrastructure
	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$600,459	$29,968	$2,218	$632,645
Income from operations as adjusted	14,063	12,117	(9,979)	16,201
Depreciation	17,904	2,573	147	20,624
Amortization	4,311	—	—	4,311
Total assets	382,772	82,162	99,117	564,051
Capital expenditures	10,227	11,238	1,100	22,565
reconciliation:
Income from operations as adjusted	$14,063	$12,117	$(9,979)	$16,201
Less: Amortization	4,311	—	—	4,311

Income from operations	9,752	12,117	(9,979)	11,890
Interest income	158	—	170	328
Interest expense	(5,048)	(181)	(643)	(5,872)
Other income (expense), net	1,911	(11)	3,849	5,749

Income from continuing operations before income taxes	$6,773	$11,925	$(6,603)	$12,095

	For the Nine Months Ended September 30, 2006
	Infrastructure
	Construction	Telecommunication	Corporate and
	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$708,770	$29,976	$5,670	$744,416
Income from operations as adjusted	39,379	14,193	(12,275)	41,297
Depreciation	17,218	3,124	196	20,538
Amortization and share-based compensation	2,365	141	1,015	3,521
Total assets	422,004	95,443	70,566	588,013
Capital expenditures	13,072	14,421	1,366	28,859
reconciliation:
Income from operations as adjusted	$39,379	$14,193	$(12,275)	$41,297
Less: Amortization and share-based compensation	2,365	141	1,015	3,521

Income from operations	37,014	14,052	(13,290)	37,776
Interest income	2,275	1,427	(3,064)	638
Interest expense	(4,404)	(831)	38	(5,197)
Write-off of deferred financing costs	(3,535)	(677)	(84)	(4,296)
Other income, net	2,314	5	126	2,445

Income from continuing operations before income taxes	$33,664	$13,976	$(16,274)	$31,366

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table presents information regarding revenues by end market:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Electric Transmission	$35,054	$75,889	$112,642	$193,096
Electric Substation	33,265	60,228	106,261	157,079
Utility Distribution and Industrial Electric	42,303	35,286	127,225	104,888

Total Electric	110,622	171,403	346,128	455,063
Natural Gas	83,310	76,267	202,315	202,496
Telecommunications	27,476	26,271	72,265	80,325
Other	5,167	1,939	11,937	6,532

	$226,575	$275,880	$632,645	$744,416

Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 36% and 40% of our telecommunications end market revenues for the three months ended September 30, 2005 and 2006, respectively, and 41% and 37%, of our telecommunications end market revenues for the nine months ended September 30, 2005 and 2006, respectively, were from the TS segment.

14.	Related Party Transactions

On June 28, 2006, we entered into a Second Amendment to Registration Rights Agreement (the “Second Amendment”) to allow the former Principal Stockholders to request that we file with the SEC a registration statement on Form S-3 for an underwritten public offering (the “Offering”) of shares of our common stock within 180 days following March 20, 2006 (the date of the final prospectus relating to our previous offering). In connection with the Offering, our stockholders participating in the Offering paid their own expenses as well as their pro rata share of our expenses incurred in connection with the Offering.

In addition, on June 28, 2006, in connection with the Second Amendment, we entered into an Agreement (the “Agreement”) with our former Principal Stockholders and Ian Schapiro and Michael Harmon, two members of the our board of directors, to set forth certain agreements of the parties following the closing of the Offering. Pursuant to the Agreement, Messrs. Schapiro and Harmon, representatives of the former Principal Stockholders, agreed to work with us in good faith to determine a mutually acceptable transition plan for their board of directors and committee responsibilities. Having accomplished those objectives, Messrs. Schapiro and Harmon resigned from our Board effective October 31, 2006. In addition, the former Principal Stockholders entered into non-disclosure agreements with us and agreed to certain limited restrictive covenant obligations following the closing of the Offering.

As of December 31, 2005, we had $7.1 million due to the former owners of Blair Park Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001. The balance was paid in the second quarter of 2006.

As of September 30, 2006, we had $0.8 million due to the sellers of the Maslonka business (renamed “InfraSource Transmission Services” or “ITS”), who are also employees, accrued in other liabilities — related parties on our condensed consolidated balance sheet. This balance relates to amounts due upon collection from a

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

third party. In January 2006, we paid the sellers of the Maslonka business $3.5 million in cash, including interest, and released shares of our common stock held back pursuant to the terms of the acquisition agreement.

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

As of September 30, 2006, we had $0.4 million due to the EHV stockholders, who are currently our employees, accrued in other liabilities — related parties on our condensed consolidated balance sheet. This amount is a portion of the holdback consideration from our acquisition of EHV, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to us.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for these properties are through March 2011 and May 2007. Pursuant to these leases, we expect to incur total annual lease payments of $0.3 million.

15.	Commitments and Contingencies

On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and one of its directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions which closed in 1999 and 2000 and the Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

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
(Unaudited)

proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows or financial condition.

16.	Subsequent Event

On October 26, 2006 the Board of Directors approved a pool of stock option and restricted stock awards totaling approximately 400,000 shares to be awarded to certain employees and directors.

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

The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and other risks outlined in our filings with the Securities and Exchange Commission (“SEC”).

Specific factors that might cause actual results to differ from our expectations or may affect the value of our common stock include, but are not limited to: (i) the award of new contracts and the timing of the award and performance of those contracts; (ii) our exposure to fluctuations in profitability resulting from our participation in fixed-price contracts; (iii) the determination that any of our contracts are in a loss position; (iv) cyclical changes that could reduce the demand for the services we provide; (v) the nature of our contracts, particularly our fixed-price contracts; (vi) the effect of our percentage-of-completion accounting policies; (vii) loss of key customers; (viii) our failure to attract and retain qualified personnel; (ix) skilled labor shortages and increased labor costs; (x) the uncertainty of the effects of the Energy Act; (xi) failure to profitably realize our backlog; (xii) project delays or cancellations; (xiii) work hindrance due to seasonal and other variations, including severe weather conditions; (xiv) the failure to meet schedule or performance requirements of our contracts; (xv) significant competition in our industry; (xvi) the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; (xvii) our ability to successfully identify, integrate and complete acquisitions; (xviii) the effectiveness of our internal controls over financial reporting; (xix) limitations in our financing agreements that restrict our business operations; (xx) our ability to obtain surety bonds; (xxi) construction accidents and injuries; (xxii) the impact of our unionized workforce on our operations; and (xxiii) a change in government laws or regulations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of InfraSource Services, Inc. and its wholly owned subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and notes included in our Annual Report on Form 10-K.

Overview

For the three and nine months ended September 30, 2006, we had revenues of $275.9 million and $744.4 million, respectively, in comparison to $226.6 million and $632.6 million, respectively, for the three months and nine months ended September 30, 2005. Our revenue mix by end market for the three and nine months ended September 30, 2005 and 2006 is presented in the table below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
End Market	2005	2006	2005	2006

Electric Transmission	15%	27%	18%	26%
Electric Substation	15%	22%	17%	21%
Utility Distribution and Industrial Electric	19%	13%	20%	14%

Total Electric	49%	62%	55%	61%
Natural Gas	37%	28%	32%	27%
Telecommunications	12%	9%	11%	11%
Other	2%	1%	2%	1%

Our top ten customers accounted for 49% and 44% of our consolidated revenues for the three months ended September 30, 2005 and 2006, respectively, and 48% and 46% of our consolidated revenues for the nine months ended September 30, 2005 and 2006, respectively. Exelon Corporation (“Exelon”) accounted for approximately 16% and 10% of our consolidated revenues for the three months ended September 30, 2005 and 2006, respectively, and 21% and 15% of our consolidated revenues for the nine months ended September 30, 2005 and 2006, respectively. Earlier this calendar year, Exelon indicated its intent to curtail expenditures to a level below that sustained in recent years and they have also begun to modify contracting practices to seek alternative commercial arrangements with suppliers like us, including increased use of competitive bidding on certain projects. Approximately 36% and 40% of our telecommunications end market revenues for the three months ended September 30, 2005 and 2006, respectively, and 41% and 37%, of our telecommunications end market revenues for the nine months ended September 30, 2005 and 2006, respectively, were from the Telecommunication Services (“TS”) segment.

Included in our results of operations for the nine months ended September 30, 2006 is a $7.5 million contract loss related to an electric transmission project, which assumes collection of a portion of current and projected claims, and the associated reversal of pre-tax profit of $1.6 million recognized in prior periods. This project began in August 2005 and is expected to be substantially completed by December 2006. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, we recognized the expected loss on this project of $5.0 million in the second quarter of 2006. Subsequently in the third quarter, we identified and recorded an additional charge on this project of $2.5 million. The $7.5 million forecasted loss is attributable primarily to lower than expected productivity due to ineffective supervision, insufficient access to experienced labor, customer and supplier issues and extremely hot weather.

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contracts for which we have received a notice to begin work. Contracts with contingent financing arrangements or those awaiting release of particular permits are not included in backlog. Backlog includes our estimate based on historical experience of work to be performed under our master service agreements (“MSAs”), which often have two-to-three year terms and revenues under lease commitments. Our customers are not contractually committed to specific volumes of services under our MSAs or long-term maintenance contracts, and many of those contracts may be terminated with minimal notice.

Below is a period-to-period (third quarter 2005 as compared to third quarter 2006) and sequential (second quarter 2006 as compared to third quarter 2006) comparison of end market backlog:

	Backlog as of		Increase/	Increase/
	September 30,	September 30,	(Decrease)	(Decrease)
	2005	2006	($)	(%)
	(In millions)

Electric Transmission	$157	$153	$(4)	(3)%
Electric Substation	121	132	11	9%
Utility Distribution and Industrial Electric	41	67	26	63%

Total Electric	319	352	33	10%
Natural Gas	304	180	(124)	(41)%
Telecommunications	184	246	62	34%
Other	3	24	21	700%

Total	$810	$802	$(8)	(1)%

	Backlog as of		Increase/	Increase/
	June 30,	September 30,	(Decrease)	(Decrease)
	2006	2006	($)	(%)
	(In millions)

Electric Transmission	$215	$153	$(62)	(29)%
Electric Substation	137	132	(5)	(4)%
Utility Distribution and Industrial Electric	88	67	(21)	(24)%

Total Electric	440	352	(88)	(20)%
Natural Gas	247	180	(67)	(27)%
Telecommunications	221	246	25	11%
Other	8	24	16	200%

Total	$916	$802	$(114)	(12)%

The decrease in our backlog from the second quarter 2006 to the third quarter 2006 is primarily related to seasonal work-off of natural gas backlog and a decline in total electric backlog due to the timing of electric project work completions and awards, offset in part by an increase in telecommunications backlog.

Below is a period-to-period (third quarter 2005 as compared to third quarter 2006) and sequential (second quarter 2006 as compared to third quarter 2006) comparison of backlog by business segment:

	Backlog as of		Increase/	Increase/
	September 30,	September 30,	Decrease	Decrease
	2005	2006	($)	(%)
	(In millions)

ICS	$697	$670	$(27)	(4)%
TS	113	132	19	17%

Total	$810	$802	$(8)	(1)%

	Backlog as of		Increase/	Increase/
	June 30,	September 30,	Decrease	Decrease
	2006	2006	($)	(%)
	(In millions)

ICS	$782	$670	$(112)	(14)%
TS	134	132	(2)	(1)%

Total	$916	$802	$(114)	(12)%

Results of Operations

Seasonality and Cyclicality

The results of operations of our Infrastructure Construction Services (“ICS”) segment are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is normally lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, our ICS segment typically experiences lower gross and operating margins in the first quarter. However, demand for repair and maintenance services attributable to damage caused by inclement weather may partially offset the loss of revenues from lower demand for new projects and new MSAs. During the three months ended March 31, 2006, we experienced unusually mild weather which contributed to increased volume and financial performance in our natural gas, underground telecommunications and electric transmission services.

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

Segments

We manage our operations in two segments. Our ICS segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure and our TS segment leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted excludes expenses for the amortization of intangibles related to our acquisitions and share-based compensation because we believe those expenses do not reflect the core performance of our business segments operations. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income from continuing operations before income taxes, is provided in Note 13 to our condensed consolidated financial statements, included elsewhere in this report on Form 10-Q. Our corporate overhead expenses have not been allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Consolidated

	Three Months Ended	% of	Three Months Ended	% of
	September 30, 2005	Revenue	September 30, 2006	Revenue
	(In thousands)

Contract revenues	$226,575	100.0%	$275,880	100.0%
Gross profit	31,718	14.0%	45,048	16.3%
Selling, general and administrative expenses	20,017	8.8%	25,910	9.4%
Merger related costs	66	0.0%	—	0.0%
Provision for uncollectible accounts	61	0.0%	5	0.0%
Amortization of intangible assets	1,001	0.4%	254	0.1%

Income from operations	10,573	4.7%	18,879	6.8%
Interest income	122	0.1%	229	0.1%
Interest expense	(2,170)	(1.0)%	(1,404)	(0.5)%
Other income, net	735	0.3%	882	0.3%

Income from continuing operations before income taxes	9,260	4.1%	18,586	6.7%
Income tax expense	3,994	1.8%	7,604	2.8%

Income from continuing operations	$5,266	2.3%	$10,982	4.0%

Revenues:  Total revenues increased $49.3 million, or 22%. Electric revenues increased by $60.8 million, or 55%, natural gas revenues decreased by $7.0 million, or 9%, telecommunications revenues decreased by $1.2 million, or 4%, and other revenue decreased by $3.2 million or 63%.

Gross profit:  Gross profit increased $13.3 million, or 42%. Gross profit margins increased from 14.0% in 2005 to 16.3% in 2006 due primarily to an increase in the volume of electric substation and electric transmission work.

Selling, general and administrative expenses:  Third quarter 2006 selling, general and administrative expenses increased $5.9 million, or 29%. The increase was due primarily to an increase in salaries and benefits of $7.0 million, including increases in costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation, severance costs and additional personnel costs due to the acquisition of EHV Power Corporation (“EHV”). We also incurred increased legal fees in 2006 compared to 2005. Those increases were partially offset by the absence in 2006 of a $1.7 million charge, recorded in the third quarter of 2005 for due diligence related to an abandoned acquisition, and a decrease in Sarbanes-Oxley compliance costs.

Amortization of intangible assets:  The $0.7 million decrease in amortization of intangible assets was due to a lesser amount of intangible amortization related to acquired construction backlog, due to the completion during 2005 of most of the acquired contracts.

Interest income:  The $0.1 million increase in interest income was principally due to higher average cash balances in 2006.

Interest expense:  The $0.8 million decrease in interest expense was principally due to the lack of line of credit borrowings in 2006.

Provision for income taxes:  The increased provision for income taxes to $7.6 million was due to higher taxable income in the three months ended September 30, 2006.

Discontinued operations, net of tax:  The loss from discontinued operations for the three months ended September 30, 2006 was $(0.2) million compared to $(0.5) million for the three months ended September 30, 2005. For the 2005 period, those amounts reflect the operations of Utility Locate and Mapping Services, Inc. (“ULMS”), Electric Services, Inc. (“ESI”) and Mechanical Specialties, Inc. (“MSI”). For the 2006 comparable period, those amounts reflect the operations of MSI, the resolution of an existing ULMS liability and a ULMS earn out arrangement that will continue through December 2006. In the third quarter of 2005, we sold the stock of ESI and certain assets of ULMS and recorded a $1.8 million gain, net of tax. In the third quarter of 2006 we sold certain assets of MSI and recorded a $(0.03) million loss, net of tax.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Segments

	Three Months Ended	Three Months Ended	Change
	September 30, 2005	September 30, 2006	$	%
	(In thousands)

Revenue:
Infrastructure Construction Services	$216,156	$264,949	$48,793	23%
Telecommunication Services	9,884	10,400	516	5%

Total segment revenues	226,040	275,349	49,309	22%
Corporate and eliminations	535	531	(4)	(1)%

Total revenue	$226,575	$275,880	$49,305	22%

	Three Months Ended	Three Months Ended	Change
	September 30, 2005	September 30, 2006	$	%
	(In thousands)

Income from operations as adjusted:
Infrastructure Construction Services	$10,270	$18,509	$8,239	80%
Telecommunication Services	4,065	4,971	906	22%

Total segment income from operations as adjusted	14,335	23,480	9,145	64%
Corporate and eliminations	(2,761)	(3,399)	(638)	(23)%

Total income from operations as adjusted	$11,574	$20,081	$8,507	74%

ICS

Revenues:  ICS revenues increased $48.8 million, or 23%. Electric revenues increased by $60.8 million, or 55%, including $40.8 million from electric transmission services and $27.0 million from electric substation services, offset in part by a $7.0 million decrease from utility distribution and industrial electric services. The decrease in utility distribution and industrial electric work is primarily due to fewer IPP projects. Natural gas revenues decreased by $7.0 million, or 9%, due primarily to the exit of certain unprofitable gas contracts as planned and the decline in new housing construction in certain areas of the country. Telecommunications revenues decreased by $1.7 million, or 10%, and other revenue decreased by $3.2 million or 63%.

Income from operations as adjusted:  Income from operations as adjusted increased $8.2 million, or 80%. The increase was due primarily to an $11.5 million increase in gross profit, partially offset by a $4.1 million increase in selling, general and administrative expenses. The increase in gross profit was due primarily to an increase in the volume of electric substation and electric transmission work which generally provides higher margins; the release of contingency on certain electric projects as they approach completion; and the exit of certain unprofitable natural gas contracts as planned. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Selling, general and administrative expenses increased primarily as a result of $4.0 million for personnel related expenses including, increased costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation, additional personnel costs due to the acquisition of EHV and severance costs.

TS

Revenues:  TS revenues increased $0.5 million, or 5% due to the increase in dark fiber leases, offset in part by a decrease in telecommunication construction services.

Income from operations as adjusted:  Income from operations as adjusted increased $0.9 million, or 22% due primarily to an increase in dark fiber lease revenue, which is more profitable than construction work.

Corporate

Corporate and eliminations increased $0.6 million due to an increase in corporate expenses. Corporate expenses increased primarily for personnel related expenses including, increased costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation and severance costs. We also incurred increased legal fees in 2006 compared to 2005. The increases were partially offset by the absence in 2006 of a $1.7 million charge, recorded in the third quarter of 2005 for due diligence related to an abandoned acquisition, and a decrease in Sarbanes-Oxley compliance costs.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Consolidated

	Nine Months Ended	% of	Nine Months Ended	% of
	September 30, 2005	Revenue	September 30, 2006	Revenue
	(In thousands)

Contract revenues	$632,645	100.0%	$744,416	100.0%
Gross profit	70,415	11.1%	109,774	14.7%
Selling, general and administrative expenses	53,851	8.5%	71,214	9.6%
Merger related costs	218	0.0%	—	0.0%
Provision for uncollectible accounts	145	0.0%	36	0.0%
Amortization of intangible assets	4,311	0.7%	748	0.1%

Income from operations	11,890	1.9%	37,776	5.1%
Interest income	328	0.1%	638	0.1%
Interest expense	(5,872)	(0.9)%	(5,197)	(0.7)%
Write-off of deferred financing costs	—	0.0%	(4,296)	(0.6)%
Other income, net	5,749	0.9%	2,445	0.3%

Income from continuing operations before income taxes	12,095	1.9%	31,366	4.2%
Income tax expense	5,188	0.8%	12,770	1.7%

Income from continuing operations	$6,907	1.1%	$18,596	2.5%

Revenues:  Total revenues increased $111.8 million, or 18%. Electric revenues increased by $108.9 million, or 32%, natural gas revenues were approximately the same as the comparable 2005 period, telecommunications revenues increased by $8.1 million, or 11%, mostly due to an increase in demand for underground telecommunications infrastructure, including “fiber to the premises” initiatives and other revenue decreased by $5.4 million, or 45%.

Gross profit:  Gross profit increased $39.4 million, or 56%. Gross profit margins increased from 11.1% in 2005 to 14.7% in 2006 due primarily to an increase in the volume of electric substation and electric transmission work.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased $17.4 million, or 32%. The increase was due primarily to an increase in salaries and benefits of $15.8 million, including increases in costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation, additional personnel costs due to the acquisition of EHV and severance costs. We also incurred costs of $0.7 million for the secondary offering completed in the first half of 2006 and increased legal fees. Those increases were partially offset by the absence in 2006 of a $1.7 million charge, recorded in the third quarter of 2005 for due diligence related to an abandoned acquisition, and a decrease in Sarbanes-Oxley compliance costs.

Amortization of intangible assets:  The $3.6 million decrease in amortization of intangible assets was due to a lesser amount of intangible amortization related to acquired construction backlog, due to the completion during 2005 of most of the acquired contracts.

Interest income:  The $0.3 million increase in interest income was principally due to higher average cash balances in 2006.

Interest expense:  The $0.7 million decrease in interest expense was principally due to the lack of line of credit borrowings in 2006.

Write-off of deferred financing costs:  In the second quarter of 2006, we refinanced our existing credit facility and wrote off $4.3 million of deferred financing costs related to the previous facility.

Other income, net:  The $3.3 million decrease in other income was due primarily to the 2005 reversal of a $3.8 million charge related to a litigation judgment settled in our favor during the first quarter of 2005, offset in part by $0.4 million increase in gains on sale of equipment.

Provision for income taxes:  The increased provision for income taxes to $12.8 million was due to higher taxable income in the nine months ended September 30, 2006.

Discontinued operations, net of tax:  The income from discontinued operations for the nine months ended September 30, 2006 was $0.03 million compared to a loss of ($0.8) million for the nine months ended September 30, 2005. For the 2005 period, those amounts reflect the operations of ULMS, ESI and MSI. For the 2006 comparable period, those amounts reflect the operations of MSI, the resolution of an existing ULMS liability and a ULMS earn out arrangement that will continue through December 2006. In the third quarter of 2005, we sold the stock of ESI and certain assets of ULMS and recorded a $1.8 million gain, net of tax. In the third quarter of 2006 we sold certain assets of MSI and recorded a $(0.03) million loss, net of tax.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Segments

	Nine Months Ended	Nine Months Ended	Change
	September 30, 2005	September 30, 2006	$	%
	(In thousands)

Revenue:
Infrastructure Construction Services	$600,459	$708,770	$108,311	18%
Telecommunication Services	29,968	29,976	8	0%

Total segment revenues	630,427	738,746	108,319	17%
Corporate and eliminations	2,218	5,670	3,452	156%

Total revenue	$632,645	$744,416	$111,771	18%

	Nine Months Ended	Nine Months Ended	Change
	September 30, 2005	September 30, 2006	$	%
	(In thousands)

Income from operations as adjusted:
Infrastructure Construction Services	$14,063	$39,379	$25,316	180%
Telecommunication Services	12,117	14,193	2,076	17%

Total segment income from operations as adjusted	26,180	53,572	27,392	105%
Corporate and eliminations	(9,979)	(12,275)	(2,296)	23%

Total income from operations as adjusted	$16,201	$41,297	$25,096	155%

ICS

Revenues:  ICS revenues increased $108.3 million, or 18%. Electric revenues increased by $108.9 million, or 32%, including $80.5 million from electric transmission services and $50.8 million from electric substation services, offset in part by a $22.3 million decrease from utility distribution and industrial electric services. The decrease in utility distribution and industrial electric work is primarily due to fewer IPP projects. Natural gas revenues were approximately the same as the comparable 2005 period due to unusually mild weather in the first quarter of 2006 which enabled an increased volume of work to be performed, offsetting the exit of certain unprofitable contracts as planned and a decline in new housing construction in certain areas of the country. Telecommunications revenues increased by $8.1 million, or 19%, mostly due to an increase in demand for underground telecommunications infrastructure, including “fiber to the premises” initiatives. Other revenue decreased by $5.4 million, or 45%.

Income from operations as adjusted:  Income from operations as adjusted increased $25.3 million, or 180%. The increase was due primarily to a $35.7 million increase in gross profit, partially offset by a $12.9 million increase in selling, general and administrative expenses. The increase in gross profit was due primarily to an increase in the volume of electric substation and electric transmission work which generally provides higher margins; the earning of performance bonuses for our strong operating performance on certain electric distribution and substation projects; the absence of certain performance-related pricing concessions we made to a large customer in 2005; and the exit of certain unprofitable natural gas contracts as planned. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Additionally, we incurred a charge of $7.5 million for an electric transmission contract determined to be in a loss position and reversed the associated pre-tax profit of $1.6 million recognized in prior periods, which was less than the $10.0 million charge in the comparable 2005 period for the loss on one of our underground utility construction projects. Selling, general and administrative expenses increased primarily as a result of $10.3 million for personnel related expenses including, increased costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation, additional personnel costs due to the acquisition of EHV and severance costs.

TS

Revenues:  TS revenues were approximately the same as the comparable 2005 period. We experienced a decrease in telecommunication construction services offset by an increase in dark fiber leases which is more profitable than construction work.

Income from operations as adjusted:  Income from operations as adjusted increased $2.1 million, or 17% due primarily to an increase in dark fiber lease revenue.

Corporate

Corporate and eliminations increased by $2.3 million due to an increase in corporate expenses, offset in part by an increase of $3.4 million for revenue related to administrative services we provide to one of our customers. Corporate expenses increased primarily for personnel related expenses including, increased costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation and severance costs. We also incurred costs of $0.7 million for the secondary offering completed in the first half of 2006 and increased legal fees. Those increases were partially offset by the absence in 2006 of a $1.7 million charge, recorded in the third quarter of 2005 for due diligence related to an abandoned acquisition, and a decrease in Sarbanes-Oxley compliance costs.

Liquidity and Capital Resources

Cash, Working Capital Requirements and Capital Expenditures

We anticipate that our cash and cash equivalents as of September 30, 2006, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our operating needs for the next twelve months, based on expected levels of business, debt service requirements and planned capital expenditures. However, we may find it necessary or desirable to seek additional financing to support our capital needs, which may include additional financing to support our expected growth, and to provide funds for strategic initiatives, such as acquisitions. Accordingly, this may require us to increase our credit facility or complete equity-based financing, such as the issuance of common stock or preferred stock, which would be dilutive to our existing shareholders. Our future working capital needs may also be affected by any increases in demand for our services, including any spending generated as a result of the Energy Policy Act of 2005.

Our working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring season when we increase our level of outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. We expect capital expenditures to range from $8.0 million to $10.0 million during the remainder of 2006, which could vary depending on the timing of awards of dark fiber and electric transmission contracts. More than 50% of the expected capital expenditures are for dark fiber expansion. We intend to fund these expenditures primarily with operating cash flows. We have reduced our capital expenditures as a percentage of revenue over the past two years as a result of an increase in the use of equipment leasing arrangements and improved equipment utilization.

Sources and Uses of Cash

As of September 30, 2006, we had cash and cash equivalents of $15.8 million and working capital of $126.0 million. As of the same date, we had $70.0 million under our revolving credit facility and $32.1 million in letters of credit outstanding thereunder, leaving $122.9 million available for additional borrowings. As of December 31, 2005, we had cash and cash equivalents of $24.3 million, working capital of $117.2 million and long-term debt of $83.9 million. As of December 31, 2005, we had $52.7 million available for additional borrowings.

Cash from operating activities from continuing operations.  During the nine months ended September 30, 2006 net cash provided by operating activities from continuing operations was $38.8 million compared to cash used of $40.0 million for the nine months ended September 30, 2005. Net cash provided by operating activities from continuing operations was comprised primarily of net income and non-cash items. Changes in operating assets and liabilities for the nine months ended September 30, 2006 used cash of $4.9 million compared to a use of $67.7 million during the nine months ended September 30, 2005. For the nine months ended September 30, 2006, accounts receivable and costs and earnings in excess of billings, net increased $33.3 due to the increase in contract revenues. This use of cash was partially offset by an increase in current liabilities of $25.9 million. For the nine months ended September 30, 2005 accounts receivable and costs and earnings in excess of billings, net increased $78.8 million due to increased contract revenues. This use of cash was partially offset by the increase in current liabilities of $11.2 million.

Cash from investing activities from continuing operations.  During the nine months ended September 30, 2006, net cash used by investing activities for continuing operations was $34.9 million compared to $6.4 million used during the nine months ended September 30, 2005. The primary uses of cash for the nine months ended September 30, 2006 were $28.9 million for purchases of equipment, a $7.1 million payment to the former owners of Blair Park Inc. and Sunesys, Inc. (collectively “Blair Park”) for additional purchase price consideration and a

$3.5 million payment of the remaining holdback plus interest to the sellers of the Maslonka business (renamed “InfraSource Transmission Services” or “ITS”). Those were offset in part by cash proceeds of $4.0 million from the sale of equipment. The primary use of cash for the nine months ended September 30, 2005 was $22.6 million for purchases of equipment, offset in part by cash proceeds of $7.1 million from the sale of discontinued operations, $4.1 million from the sale of equipment and $5.0 million from the release of restricted cash.

Cash from financing activities from continuing operations.  During the nine months ended September 30, 2006, net cash used by financing activities for continuing operations was $12.3 million compared to net cash provided of $27.7 million for the nine months ended September 30, 2005. The primary source of cash from financing activities for the nine months ended September 30, 2006 was $75.0 million of proceeds from our debt refinancing, which was more than offset by $88.8 million long-term debt repayments. The primary source of cash from financing activities for the nine months ended September 30, 2005 was a $27.0 million borrowing under our revolving credit facility.

For the nine months ended September 30, 2006, cash used by operating activities from discontinued operations was $0.2 million and cash provided by investing activities from discontinued operations was $0.2 million. During the nine months ended September 30, 2005, net cash reclassified from discontinued operations was $0.6 million. For the nine months ended September 30, 2005, cash used by operating activities from discontinued operations was $0.3 million and cash used in investing activities from discontinued operations was $0.2 million. The investing activities related to purchases and sales of equipment.

Contractual Obligations and Other Commitments

As of September 30, 2006, our future contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less			More
		than	1-3	4-5	than
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$70,065	$46	$19	$—	$70,000
Operating lease obligations	55,987	15,746	32,004	3,015	5,222
Projected interest payments on long term debt(2)	26,649	4,402	17,790	4,457	—
Contingent earnout payments(3)	600	600	—	—	—
Other long-term liabilities:
Non-vested options exercised	46	23	23	—	—
Other(4)	5,054	43	4,801	14	196

Total	$158,401	$20,860	$54,637	$7,486	$75,418

(1)	Trade accounts payable are not included in Contractual Obligations.

(2)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of September 30, 2006. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

(3)	See discussion below in “Contingent Earnout Payments”.

(4)	Approximately $3.5 million of this balance relates to insurance claims that are expected to be paid by our insurance carrier. A corresponding receivable is recorded in deferred charges and other assets on our condensed consolidated balance sheet.

Contingent Earnout Payments

Pursuant to the terms of the EHV acquisition agreement, $0.6 million of the consideration was subject to a holdback provision. The holdback is payable in 2007 and payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us.

Related Party Transactions

On June 28, 2006, we entered into a Second Amendment to Registration Rights Agreement (the “Second Amendment”) to allow OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “former Principal Stockholders”) to request that we file with the SEC a registration statement on Form S-3 for an underwritten public offering (the “Offering”) of shares of our common stock within 180 days following March 20, 2006 (the date of the final prospectus relating to our previous offering). In connection with the Offering, our stockholders participating in the Offering paid their own expenses as well as their pro rata share of our expenses incurred in connection with the Offering.

In addition, on June 28, 2006, in connection with the Second Amendment, we entered into an Agreement (the “Agreement”) with our former Principal Stockholders and Ian Schapiro and Michael Harmon, two members of the our board of directors, to set forth certain agreements of the parties following the closing of the Offering. Pursuant to the Agreement, Messrs. Schapiro and Harmon, representatives of the former Principal Stockholders, agreed to work with us in good faith to determine a mutually acceptable transition plan for their board of directors and committee responsibilities. Having accomplished those objectives, Messrs. Schapiro and Harmon resigned from our Board effective October 31, 2006. In addition, the former Principal Stockholders entered into non-disclosure agreements with us and agreed to certain limited restrictive covenant obligations following the closing of the Offering.

As of December 31, 2005, we had $7.1 million due to the former owners of Blair Park accrued in other liabilities — related parties on our condensed consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001. The balance was paid in the second quarter of 2006.

As of September 30, 2006, we had $0.8 million due to the sellers of the Maslonka business, who are also employees, accrued in other liabilities — related parties on our condensed consolidated balance sheet. This balance relates to amounts due upon collection from a third party. In January 2006, we paid the sellers of the Maslonka business $3.5 million in cash, including interest, and released shares of our common stock held back pursuant to the terms of the acquisition agreement.

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

As of September 30, 2006 we had $0.4 million due to the EHV stockholders, who are currently our employees, accrued in other liabilities — related parties on our condensed consolidated balance sheet. This amount is a portion of the holdback consideration from our acquisition of EHV, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to us.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. We have identified the accounting of our share-based payments as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the grant-date using an option-pricing model. We value share-based awards using the Black-Scholes option pricing model. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin (“SAB”) No. 107 permitting the initial use of this method. We determined expected volatility for fiscal year 2006 using the historical method. Management selected the historical method as we have not identified a more reliable or appropriate method to predict future volatility.

As share-based compensation expense recognized during the current period is based on the value of the portion of share-based awards that is ultimately expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. The value of the portion of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service periods in our consolidated statements of operations. Stock-based compensation expense recognized under SFAS No. 123R for the three and nine months ended September 30, 2006 was $1.0 million and $2.8 million, respectively, related to stock options, restricted stock and the discount on employee stock purchases. For the three and nine months ended September 30, 2005, we recorded share-based compensation expense of $0.3 million and $0.3 million, respectively, related to stock options which were granted to employees and directors below the fair market value of the underlying stock at the date of grant and restricted stock awards. See Notes 2 and 9 to our condensed consolidated financial statements for additional information regarding the adoption of SFAS No. 123R.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We currently do not believe FIN No. 48 will have a significant impact on our financial results.

The SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. We are currently evaluating the impact SAB No. 108 might have on our financial position or results of operations for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any; the adoption of this statement will have on our results of operations or financial position.

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

Interest Rates.  As of September 30, 2006, our $70.0 million borrowing under our revolving credit facility was subject to floating interest rates. We had an interest rate swap on a $30.0 million notional amount where we paid a fixed rate of 2.395% in exchange for three month LIBOR through October 10, 2006. We also had a 4.00% interest rate cap that matured on October 10, 2006 on a $40.0 million notional amount. Subsequent to the June 30, 2006 debt refinancing, our interest rate cap and interest rate swap are no longer designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149; however we continue to utilize these derivative instruments to hedge the variability of cash flows related to our variable rate debt. We are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our quarterly pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.1 million.

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

On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and one of its directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions which closed in 1999 and 2000 and the Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

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

Item 1A.	Risk Factors.

No updates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1		Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3	.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3.2		Amended and Restated Bylaws of InfraSource Services, Inc.(1)
3.3		Specimen of Common Stock certificate of InfraSource Services Inc.(1)
4.1		Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a the Dearborn Holdings Corporation) and its Security Holders party thereto.(2)
4.2		Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(1)
4	.2.1	Amendment to Registration Rights Agreement, dated as of December 7, 2005, by and among InfraSource Services, Inc. and OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(3)
4	.2.2	Second Amendment to Registration Rights Agreement, dated as of June 28, 2006, by and among InfraSource Services, Inc., OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney N. Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(4)
10.1		Management Agreement, dated August 28, 2006, by and between Peter Walier and InfraSource Services, Inc.*
10.2		Amendment, dated September 21, 2006, to the Management Agreement, dated June 27, 2005, by and between Walter G. MacFarland and InfraSource Services, Inc.*
31.1		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*
31.2		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*
32.1		Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-115648) filed with the Commission on May 19, 2004.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375) filed with the Commission on January 30, 2004.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 8-K dated June 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)

By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery
Senior Vice President and Chief Financial Officer

Date: November 3, 2006