Form 10-K
period 2006-12-31
INFRASOURCE SERVICES INC
filed 2007-03-13
CIK 1276827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-32164

INFRASOURCE SERVICES, INC.

DELAWARE	03-0523754
(STATE OF INCORPORATION)	(I.R.S. ID)

100 West Sixth Street,
Suite 300, Media, PA 19063
(Address of principal executive office)

(610) 480-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share,
listed on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $521,061,322.

The number of shares outstanding of the registrant’s common stock as of February 23, 2007 was 40,454,799.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

1) The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

INFRASOURCE SERVICES, INC.
AND SUBSIDIARIES

Annual Report on Form 10-K for the year ended December 31, 2006

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

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 Frank Street N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You can also read and download the various reports we file with the SEC from our website, http://www.infrasourceinc.com. The information on our website is not part of this Form 10-K filing.

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

General

We are one of the largest specialty contractors servicing electric, natural gas and telecommunications infrastructure in the United States based on market share. Our broad range of services includes design, engineering, procurement, construction, testing, maintenance and repair services for electric, natural gas and telecommunications infrastructure.

We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing, maintenance, and repair services for utility infrastructure. ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. ICS services are provided by five of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple service territories throughout the United States and we do not have significant operations or assets outside the United States.

We provide services to our customers through contracts entered into by our operating subsidiaries. Those contracts, which generally are awarded through competitive bidding, include fixed-price contracts and master service agreements (“MSAs”). Our TS segment enters into indefeasible right of use (“IRU”) lease contracts for use of telecommunications fiber in addition to MSAs and fixed-price contracts for our infrastructure services.

We are a Delaware corporation formed in May 2003 by OCM/GFI Power Opportunities Fund, L.P., which was co-managed by Oaktree Capital Management, LLC (“Oaktree”) and GFI Energy Ventures LLC, and OCM Principal Opportunities Fund II, L.P., which was managed by Oaktree, (collectively, the “former Principal Stockholders”) to acquire InfraSource Incorporated and certain of its subsidiaries from Exelon Enterprises Company, LLC (“Exelon Enterprises”). InfraSource Incorporated was originally organized in 1999 and between 1999 and January 2001, InfraSource Incorporated acquired its operating subsidiaries.

On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed our initial public offering (“IPO”) of 8,500,000 shares of common stock. During 2006, the former Principal Stockholders and certain other stockholders completed two secondary underwritten public offerings of our common stock. The first occurred on March 24, 2006, in which they sold 13,000,000 shares of our common stock at $17.50 per share (plus an additional 1,950,000 shares sold following exercise of the underwriters’ over-allotment option). The second occurred on August 9, 2006, in which they sold 10,394,520 shares of our common stock at $17.25 per share (plus an additional 559,179 shares sold following exercise of the underwriters’ over-allotment option). We did not issue any primary shares; therefore, we did not receive any of the proceeds from those offerings. As of December 31, 2006, the former Principal Stockholders no longer own any of our common stock.

On December 15, 2006, we acquired all of the voting interests of Realtime Utility Engineers, Inc. (“RUE”), a company that provides substation and transmission line engineering services for electric utilities. RUE is part of our ICS segment.

During 2006, we sold certain assets of Mechanical Specialties, Inc. (“MSI”) which was part of the ICS segment. In November 2005, we acquired EHV Power Corporation (“EHVPC”), a Canadian company that specializes in splicing of underground high voltage electric transmission cables, which represents our only non-U.S. operations. Revenue from EHVPC customers represented less than 2% of our revenue in 2006. EHVPC assets are minimal. EHVPC is part of our ICS segment. Also during 2005, we sold substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”) and all of the stock of Electric Services, Inc. (“ESI”), which were both part of the ICS segment.

End Markets Overview

We provide infrastructure services in our ICS segment primarily to the following end markets:

Electric Infrastructure.  We focus primarily on the construction and maintenance of electric transmission infrastructure, high voltage industrial facilities and electric distribution systems. Electric transmission refers to power lines and associated substations through which electricity is transmitted over long distances at high voltages. Electric distribution refers to lower voltage power lines that provide electricity to end users over shorter distances.

Natural Gas Infrastructure.  The services we provide to natural gas customers involve construction and maintenance of natural gas distribution and, to a lesser extent, transmission line compressor stations. Natural gas distribution refers to low pressure lines that carry natural gas from higher pressure transmission pipelines to end users. Customer spending in this market is driven by new residential, commercial and industrial construction and sustained by on-going replacement of aging infrastructure, often mandated by state utilities commissions.

In addition, our TS and ICS segments provide the following infrastructure services:

Telecommunications Infrastructure.  We provide telecommunications infrastructure construction and maintenance services primarily to regional telephone companies and other telecommunications customers. The TS segment also provides IRU access to dark fiber infrastructure, encompassing design, construction and leasing to third parties’ point-to-point fiber connections.

Our revenue mix by end market for the years ended December 31, 2004, 2005 and 2006 was:

End Market	2004	2005	2006

Electric Transmission	21%	19%	26%
Electric Substation	16%	16%	20%
Utility Distribution and Industrial Electric	19%	20%	15%

Total Electric	56%	55%	61%
Natural Gas	33%	31%	27%
Telecommunications	8%	12%	11%
Other	3%	2%	1%

Approximately 58%, 40% and 38% of the telecommunications end market revenues were from the TS segment for the years ended December 31, 2004, 2005 and 2006, respectively.

For additional financial information about our segments, refer to Note 19 to our consolidated financial statements included in Item 8 of this report on Form 10-K.

Significant Projects

Arrowhead to Weston (formerly known as PowerUp Wisconsin).  On December 15, 2003, the Public Service Commission of Wisconsin issued an authorization to proceed with the construction of a 220 mile high-voltage transmission line linking Duluth, Minnesota and Wausau, Wisconsin. As of December 31, 2006 we have completed 159 miles of that line with the balance expected to be completed by the end of the second quarter of 2008.

Northeastern Reliability Interconnection.  In May 2006, we were awarded a contract by Bangor Hydro for the procurement and construction of an 85 mile high-voltage transmission line, known as the Northeast Reliability Interconnect (“NRI”) that will extend from Orrington, ME to the St. Croix River near Baileyville, ME. The NRI will interconnect with a similar new transmission line in New Brunswick, Canada linking the electrical systems of Maine and the Canadian Maritimes. As of December 31, 2006, construction was approximately 40% complete. We expect substantial completion prior to the end of 2007.

American Electric Power (“AEP”) — Mitchell Emissions Control Project.  In April 2006, we were awarded the electrical scope of work associated with a power plant emissions control retrofit project at the AEP Mitchell power plant in Moundsville, West Virginia. As of December 31, 2006, construction was approximately 70% complete. We expect substantial completion during the second quarter of 2007.

American Transmission Company.  In January 2007, we were selected to provide construction services for electric transmission line and substation projects for American Transmission Company in northeastern Wisconsin and Michigan’s Upper Peninsula under a three-year alliance agreement. We estimate that the three-year alliance will yield revenues of approximately $100 million.

Agreements with Exelon Corporation (“Exelon”).  In September 2003, in connection with the Merger, we entered into a volume agreement with Exelon, pursuant to which Exelon committed to provide us with an amount of work approximately equivalent to the total volume of work we would have received through 2006 if 2003 work levels remained constant. The actual volume of work received from Exelon was significantly higher than 2003 levels and the volume requirement set forth in the volume agreement was satisfied in the fourth quarter of 2005. Despite the fulfillment of that agreement, based on current contracts and projected volumes of work, we anticipate that Exelon will continue to be our largest customer during 2007.

Backlog

Backlog represents the amount of revenue expected from work to be performed on uncompleted contracts, including new contracts for which we have received a notice to begin work. Contracts with contingent financing arrangements or those awaiting permits for commencement of work are not included in backlog. Backlog includes our estimate based on historical experience of work to be performed under our MSAs, which often have one-to-three year terms and revenues under lease commitments. Customers are not contractually committed to specific volumes of services under our MSAs or long-term maintenance contracts, and many of those contracts may be terminated with minimal notice.

Backlog at December 31, 2006 was approximately $902 million, of which approximately $769 million related to our ICS segment and $133 million related to our TS segment. We currently expect to complete approximately $590 million to $610 million of our year-end 2006 backlog during 2007. Backlog is not a measure defined in generally accepted accounting principles and our methodology in determining backlog may not be comparable to the methodology used by other companies. See also discussion of backlog in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10-K.

Industry Trends

We believe growth in our end markets will benefit from the following key factors:

Inadequacy of Current Electric Infrastructure.  The electric utility infrastructure in the United States will require significant spending to remedy historical underinvestment and to respond to increasing electricity demand. The increase in demand for electricity and growth in electric power generation capacity have outpaced the increase in transmission infrastructure expenditures. This relative underinvestment has contributed to the current inadequacy of the electric power grid, leading to increasing congestion and major disruptions. The 2002 National Transmission Grid Study prepared by the United States Department of Energy (the “DOE”) and studies developed by various industry groups have documented the inadequacies of the existing transmission grid. Those inadequacies, as demonstrated by the rolling blackouts in California in 2001 and the Midwest/Northeast power outage in 2003, contributed to the passage of the Energy Policy Act of 2005 (the “Energy Act”). Transmission reliability and access is a significant area of focus of the Energy Act. Recent reliability events, near misses, record load demand and tight summer power supplies continue to highlight the inadequacy of the electric utility infrastructure.

In September 2006, a survey of investor-owned utilities indicated that their transmission investments from 2006 to 2009 are expected to increase 60% over the previous four years. There continue to be frequent announcements of transmission expansion plans by utilities and regional planning organizations. Recent surveys and studies have confirmed that the anticipated increase in transmission investment is beginning to occur. A recent industry survey indicated that planned transmission line additions for the period 2006 to 2010 are 27% higher than previously reported planned transmission line additions for the period 2005 to 2009.

Enactment of the Energy Policy Act of 2005 Mandates Transmission Reliability and Encourages Investment.  The Energy Act was enacted on August 8, 2005 and provided several measures designed to increase grid reliability and stimulate investment in transmission infrastructure. The Energy Act mandated establishment of an Electric Reliability Organization, subject to oversight by the Federal Energy Regulatory Commission (“FERC”), to develop and enforce minimum standards of reliability. The Energy Act also repealed the Public Utility Holding Company Act of 1935, or PUHCA. The repeal removed significant restrictions on industry investment and could change the ownership landscape of transmission-owning entities by allowing new classes of non-utility investors. Progress is being made on the implementation of Energy Act provisions pertaining to electric transmission reliability and development.

Increased Outsourcing of Infrastructure Services.  Driven in part by pressures from investors, regulators and consumer advocates, utilities are seeking ways to lower costs and improve efficiencies. Utilities are frequently able to achieve those objectives by outsourcing a range of services to third parties. Specialty contractors, such as InfraSource, can manage their technical skills, labor force and equipment across various projects and multiple customers, often in a more efficient and cost-effective manner than utilities maintaining dedicated full-time labor forces. Furthermore, a shrinking pool of qualified managerial, technical, supervisory and craft labor may provide additional incentive to shift utility infrastructure services to specialty contractors. According to industry research, approximately 50% of the utility craft labor force is expected to retire by 2010. A separate report from an industry association noted that “skilled trades,” including line, maintenance and construction trade workers, are viewed as having the highest percentage of retirements over the next five years. As a result, many utilities are increasing their reliance on third-party service providers to perform infrastructure services.

Spending Driven by Environmental Clean Air Regulations.  Increasingly stringent environmental clean air regulations, primarily in the hydrocarbon processing and power generation sectors, require renewed compliance efforts. Many electric utilities have announced plans for significant investment in physical plant improvements, retrofits and upgrades to reduce harmful emissions at existing plants. We believe that this work will primarily be performed by third-party infrastructure services companies such as InfraSource. Additionally, many states are requiring increased amounts of renewable energy for electricity generation, with 23 states and the District of Columbia having passed such legislation. We believe that those mandates, combined with high natural gas prices, environmental concerns and certain provisions of the Energy Act, will foster growth in wind generation and the development of related transmission infrastructure.

Increasing Demand for High-Bandwidth Communications Infrastructure.  Individuals and businesses continue to seek faster and higher-bandwidth communications infrastructure. We provide fiber to the premises (“FTTP”) build-out services to select telecommunications companies, and through our TS segment, we own proprietary dark fiber networks providing point-to-point connectivity in select geographic areas in the United States.

Business Strategy

Capitalize on Favorable Industry Trends in Utility Infrastructure Markets.  We believe we are well positioned to capitalize on increased spending on utility infrastructure and increased outsourcing by customers in our end markets. In particular, we believe that the Energy Act could lead to increased investment in electric power transmission infrastructure and that our experience in executing complex large-scale electric transmission projects will enable us to benefit from those opportunities.

Increase Our Market Share.  We intend to leverage our competitive strengths to increase our market share by:

•	gaining a greater share of our existing customers’ spending for the outsourced services we currently provide to them;

•	expanding cross-selling of additional services to existing customers;

•	obtaining business from new customers in the territories we currently serve; and

•	introducing services to new and existing customers in regions we do not currently serve.

Focus on Specialized Services that Generate High Margins.  We intend to continue to increase our focus on technically complex projects where the specialized capabilities of our highly skilled personnel differentiates us from many of our competitors. For example, our core competencies in turnkey substation services and high voltage transmission systems enable us to generate attractive margins while providing high quality and cost effective services for our customers. We intend to expand our telecommunications services to other cities and acquire or lease dark fiber assets for this purpose where available. We will continue to evaluate contracts in the natural gas industry to ensure that they meet our profitability standards.

Capitalize on Complementary Capabilities of our Operating Units.  In our ICS segment, we actively seek contract opportunities to utilize the skills, labor or equipment of our operating companies rather than outsource work to non-affiliate contractors. For example, subsidiary M.J. Electric, LLC (“MJE”) utilizes employees from InfraSource Transmission Services Company (“ITS”) to assist in foundation work for electric utility work, and electrical engineering subsidiary InfraSource Dashiell, LLC supports MJE and ITS with substation engineering and construction work. Our acquisition of RUE will expand our capacity to deliver engineering, procurement and construction (“EPC”) transmission delivery capabilities.

Expand our Dark Fiber Network.  We significantly expanded our dark fiber network through organic expansion into additional regions of the country and intend to continue that growth through organic expansion and acquisition of fiber assets and businesses similar to ours. We signed a significant number of new leases in 2006 including new geographic areas we have targeted for expansion. More than half of the expected capital spending for 2007 is targeted at new dark fiber network construction.

Pursue Strategic Acquisitions.  Although acquisitions are not essential to achieving our objectives, we will evaluate acquisition opportunities to bolster our presence in select regional markets or to broaden and enhance our service offerings. For example, our acquisitions of ITS in early 2004, EHVPC in November 2005 and RUE in December 2006 expanded our capabilities to perform large, high-voltage transmission projects and cross-sell other services across a larger territory. Future acquisitions may, among other things, focus on expanding our presence in our ICS segment and acquiring additional dark fiber assets in our TS segment in targeted metropolitan areas.

Services

Our broad range of services includes design, engineering, procurement, construction, testing, maintenance and repair services for electric, natural gas and telecommunications infrastructure. We also provide ancillary field services such as project management, permitting, materials management, work scheduling and customer interface management, and lease point-to-point telecommunications infrastructure through our TS segment.

The following is an overview of the infrastructure we target for the services we provide:

•	high-voltage electric power transmission lines;

•	high-voltage electric power substations;

•	lower-voltage electric power distribution lines;

•	electrical wiring and instrumentation inside power generation and other heavy industrial plants (including work for environmental control systems for clean air compliance);

•	natural gas distribution lines;

•	natural gas transmission infrastructure (including compressor stations);

•	joint-trench operations (co-locating electric power, natural gas, telecommunications, cable and/or other utilities); and

•	telecommunications duct and cable, including FTTP.

Marketing and Customers

Most of our marketing is conducted regionally, and our sales and marketing efforts are primarily the responsibility of our operating subsidiaries. A centralized business development group coordinates, promotes and markets our services for existing and prospective large national accounts and projects that require services from multiple operating subsidiaries. Cross-selling and coordination have enabled us to sell natural gas distribution services to existing long-term electric power customers. We plan to expand cross-selling complementary offerings within our broad range of services.

Primary customers include electric power utilities, natural gas utilities, government entities, telecommunications companies, and heavy industrial companies, such as petrochemical, processing and refining businesses. Many of our customers, particularly utility customers, are highly regulated and may require numerous regulatory and siting approvals to undertake new infrastructure projects.

Our top ten customers accounted for approximately 45% and 44% of aggregate revenues during the years ended December 31, 2005 and 2006, respectively, which includes work done for those customers as a subcontractor through others. Sales to Exelon accounted for 18% and 14% of revenues for the years ended December 31, 2005 and 2006, respectively.

The TS segment had one customer that provided approximately 26% and 14% of its revenues for the years ended December 31, 2005 and 2006, respectively.

Seasonality and Cyclicality

The results of operations of our ICS segment are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is normally lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. As a consequence, our ICS segment typically experiences lower revenues and gross and operating profits in the first quarter. Those lower first quarter revenues and profits may be partially offset by repair and maintenance services attributable to damage caused by inclement weather or, as during the three months ended March 31, 2006, unusually mild weather contributed to increased volume and financial performance in our natural gas, underground telecommunications and electric transmission services.

Like others in our industry, our working capital needs are influenced by seasonality. We generally experience a need for additional working capital during the spring and summer due to increased levels of outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. Our TS segment’s leasing of point-to-point telecommunications infrastructure is not significantly affected by seasonality.

Activity in our industry and the available volume of work is affected by the highly cyclical spending patterns in the telecommunications and independent power producers (“IPP”) sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States.

Competition

The end markets in which both of our segments operate are highly fragmented and competitive. In the vast majority of cases, we are bidding against numerous competitors for contract and project awards. Many of our competitors are small, owner-operated companies that typically operate in a limited geographic area. Several of our competitors are large regional or national companies focused on providing services to larger utilities and other customers. Competition, in some cases, includes utility customers that may choose to perform their own infrastructure work. In the future, competition may be encountered from new market entrants.

Competitive factors in the end markets in which we operate include:

•	price;

•	history of project execution (e.g., safety record, cost control, timing and experience);

•	reputation and relationships with customers;

•	geographic presence and breadth of service offerings;

•	the availability of qualified and/or licensed personnel;

•	potential new market entrants; and

•	financial strength and the related ability to obtain surety bonding.

To compete successfully, we may be required to reduce prices, assume greater risk, increase our operating costs or take other measures that could significantly reduce our revenues, margins and cash flow. For example, the petrochemical industry reduced capital spending due to natural gas price increases, which decreased available work and increased competition, thereby reducing revenues and gross margins.

We believe the following are important aspects of our ability to compete:

•	providing cost effective high-quality service in our principal end markets;

•	the breadth of our service offerings and capabilities as compared to our competitors, which allows us to design, construct and maintain infrastructure for our customers, in some cases across multiple geographic regions;

•	reputation for delivering projects on time, on budget and to customer specifications;

•	better than industry average safety record, which we believe provides us with a competitive advantage in bidding for many projects;

•	experienced and skilled workforce trained to handle technically complex projects, including high-voltage electric power work and specialized subsurface work, which we can deploy efficiently to staff projects and meet customer needs;

•	financial strength, which is an important consideration to many customers, and improves our access to surety bonding to support our projects; and

•	strong, experienced management team with extensive industry experience.

Types of Contracts

Our project-based work tends to be fixed-price on an agreed scope and schedule. Although we sometimes recover cost overruns, we are not always able to do so. A unit-price contract is essentially a fixed-price contract with the only variable being the number of work units performed. In our transmission and distribution contracts, units are generally measured by distance of infrastructure installed. We must estimate the costs of completing a project to bid for fixed-price and unit-price contracts. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred.

We provide services under MSAs on a project-by-project basis. MSAs are typically one-to-three years in duration. Under MSAs, customers generally agree to use us for certain services in a specified geographic region. However, most of our contracts, including MSAs, may be terminated by our customers or by us on short notice, typically 30 to 90 days, sometimes less. Furthermore, most MSA customers have no obligation to assign specific volumes of work to us and are not required to use us exclusively, in some cases subject to our right of first refusal. Many of our contracts, including MSAs, are open to public bid at expiration and generally attract numerous bidders. Work performed under MSAs is typically billed on a unit-price or time-and-materials basis.

Through our TS segment, we have licensing agreements under which we agree to construct and lease fiber-optic telecommunications facilities, typically with lease terms from five to twenty-five years including renewal options. Under those licensing agreements, we own and maintain the fiber-optic facility and our customers lease a portion of the capacity. We receive a recurring monthly rental fee and, generally, an upfront payment, often as an installation fee.

Materials and Independent Contractors

Our clients generally supply the majority of the materials and supplies necessary to carry out our contracted work. However, occasionally we obtain materials and supplies for our own account from independent third-party providers. We do not manufacture a significant amount of materials or supplies for resale. We are not dependent on one supplier for materials or supplies we obtain for our own account. The recent increase in demand for transmission services has strained production resources, creating significant lead-time for obtaining large transformers, transmission towers and poles. Our electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in timely procuring an adequate amount of materials and supplies other than large transformers, transmission towers and poles.

We use subcontractors to perform portions of our contracts and to manage workflow. Those independent contractors are often sole proprietorships or small business entities. Independent contractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us and holding our subcontractors liable for their work. We generally require surety bonding from subcontractors on projects for which we supply surety bonds to customers.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes and wire pullers and tensioners. Our fleet and equipment comprise approximately 9,000 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities with the remainder serviced by nationwide distributor networks. We believe that those vehicles are well maintained and adequate for present operations.

Training, Quality Assurance and Safety

Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. We are committed to a policy of operating safely and prudently. We require that employees complete their operating unit’s prescribed training program in addition to those required by the National Electrical Contractors Association (“NECA”), the International Brotherhood of Electrical Workers (“IBEW”) and Office of Pipeline Safety Operator Qualification prior to performing more sophisticated and technical jobs. For example, all journeyman linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating subsidiary requires additional training, depending upon the sophistication and technical requirements of each particular job. Certain of our employees maintain Department of Transportation Commercial Drivers Licenses and Operator Qualifications as required by their job functions. The Occupational Safety and Health Administration’s (“OSHA”) recordable rates of all but one operating subsidiary have been better than the industry’s average rate. Significant effort is underway in all units to continue to improve safety awareness and performance. As is common in our industry, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.

Risk Management and Insurance

We are committed to ensuring that employees perform their work safely. We continuously communicate with employees and subcontractors to promote safety and to instill safe work habits.

We have insurance to cover workers’ compensation and employer’s liability, auto liability and general liability, subject to deductibles of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. The nature and frequency of employee claims directly affect operating performance. Because of the physical and sometimes dangerous nature of our business, we maintain substantial loss reserves for workers’ compensation claims. The reserves are based upon known facts and historical trends and management believes such accruals to be adequate. Many contracts require specific insurance coverage. Our insurers require letters of credit to cover deductible payment obligations, and the total amount of these letters of credit outstanding increased to approximately $28.9 million in 2006. In January 2004, we replaced our $0.1 million deductible non-union health care benefit program with a fully indemnified program. As of January 1, 2006 we reverted back to a self-insured program with a $0.15 million stop loss per employee per year. We also have a $1.0 million indemnity for claims over an aggregate loss of $14.8 million.

Regulation

Our operations are subject to various federal, state and local laws and regulations, including:

•	electrician and engineer licensing in each state;

•	building and electrical codes;

•	permitting and inspection applicable to construction projects;

•	worker safety and environmental protection;

•	pipeline safety laws and regulations;

•	telecommunications certification, reporting and contributions such as Universal Service Funds; and

•	special bidding and procurement requirements on government projects.

Many state and local regulations governing electrical construction require permits and licenses to be held by employees who have passed an examination or met other requirements.

Environmental Matters

We are committed to the protection of the environment and train employees to perform their duties accordingly. We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Such laws and regulations can apply not only to owned and leased sites but to properties where we are performing services. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, properties where we have performed services, in some cases, or properties to which substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations, adversely affect our ability to sell or lease properties, or use them as collateral for financing. We could be held liable for significant penalties and damages under environmental laws and be subject to a revocation of licenses or permits, which could materially and adversely affect our business and results of operations.

From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, or are currently complying with, environmental obligations to date and that such liabilities will not have a material adverse effect on our business or financial performance. For a number of these matters, we obtained indemnification or covenants from third parties (including predecessors or lessors) for such cleanup and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, third-party indemnities or covenants may not cover all our costs, creating unanticipated obligations or liabilities that could have a material adverse effect on our business operations or financial condition. Furthermore, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

Performance Bonds and Letters of Credit

Historically, approximately 10% to 20% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms continue to be restrictive. In September 2003, we entered into a new bonding program, which we continue to believe should be sufficient for normal operations. We will continue to seek additional bonding capacity at acceptable terms to position ourselves for business opportunities that may arise in amounts greater than covered by our current program.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. Customers may require us to post letters of credit to guarantee performance under certain contracts. We had $33.6 million in letters of credit outstanding as of December 31, 2006 under our senior credit facility, primarily to secure obligations under our casualty insurance program.

Employees

At December 31, 2006 we employed approximately 4,000 persons, of whom approximately 53% were unionized.

Our number of employees, particularly the number of general laborers, fluctuates depending upon the number and size of the projects and contracts undertaken by us at a particular time. For example, in 2006, our number of employees ranged from approximately 4,000 to 5,100. We are a party to contracts with numerous unions, including the NECA and the IBEW. We believe that our relationships with employees and union representatives are good.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is currently a shortage of engineers, project managers, field supervisors, linemen and other skilled workers capable of performing the construction of high-voltage lines and substations. This shortage can be exacerbated during periods of storm restoration work. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm response work. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. These shortages could adversely affect our ability to operate at optimal levels of efficiency or pursue new work in accordance with our business strategies.

Item 1A.  RISK FACTORS

Our business involves numerous risks, many of which are beyond our control. The following is a description of those risks and their potential impact on our business. For additional information about factors that may affect our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our ability to obtain new contracts and the timing of the award and performance of any such contracts may result in unpredictable fluctuations in cash flow and profitability.

A substantial portion of revenues is derived from project-based work. It is not possible to predict with certainty whether and when we will be awarded contracts for significant projects or when work for new contracts will be released, which adversely effects the predictability of related cash flow and profitability. We expect to have a higher percentage of revenues from large-scale projects going forward, which may increase the difficulty of predicting as well as the volatility of operating results.

Limited availability or other difficulties obtaining credit enhancements, including surety bonds, letters of credit and, in rare instances, cash collateral requirements, could limit our ability to expand or place us at a competitive disadvantage. In addition, monetary restrictions associated with certain credit enhancements could adversely affect our liquidity and limit our ability to secure additional contracts.

For awarded contracts, we face additional risks that could affect whether or when work will begin. Some contracts are subject to financing and other contingencies outside our control that may delay or cancel projects. The uncertainty of the timing of contract awards and work release can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce larger than necessary in anticipation of future needs. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay contract awards and work release.

Demand for our services is cyclical and vulnerable to downturns in the industries we serve, which may result in extended periods of low demand for our services.

The demand for infrastructure services in our customers’ industries has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the U.S. economy in general. A number of other factors, including customer financial conditions, could adversely affect our customers’ ability or willingness to fund capital expenditures. Since 2003, we have experienced reductions in revenues from independent power producers due to a significant decline in construction activity and new construction awards for power generation projects. The demand for our services to natural gas distribution customers is affected by the level of industrial, commercial and residential construction. The recent downturn in new housing construction in certain regions has negatively impacted demand from some of our natural gas distribution customers. Petrochemical customers’ capital spending has recently been restrained by higher natural gas prices. We are also dependent on the amount of infrastructure services that our customers outsource. The historical trend toward outsourcing of infrastructure services may not continue as we expect. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could decrease revenues, margins, profits and cash flows.

Our participation in fixed-price contracts exposes us to declines in profitability and contract losses related to cost overruns.

We currently generate, and expect to continue to generate, approximately 50% of our revenues under fixed-price contracts. Under fixed-price contracts, we agree to perform the entire project for a fixed price on an agreed schedule. We may be unable to recover cost overruns above the approved contract price. In the past, we have experienced delays and additional costs from severe weather conditions and the required replacement of third-party defective materials, which we are not always able to recover. During the year ended December 31, 2006, we recorded an $8.9 million loss, after giving effect to assumed claims collections, and a reversal of $1.6 million of income previously recognized relating to one or our electric transmission projects. This loss was attributable primarily to lower than expected productivity due to ineffective supervision, insufficient access to experienced labor, supplier issues and extremely hot weather. In the second quarter of 2005, we recorded an $8.5 million loss, which subsequently increased to $10.1 million on one of our fixed-price underground utility construction projects. This loss resulted from lower than expected productivity, higher materials costs and unforeseen delays and was partially the result of a failure to accurately estimate project costs during the bidding phase. Those and other factors, such as increased fuel and labor costs, could adversely affect profitability on fixed-price contracts.

The claims resolution process is often lengthy, can require legal action to conclude and the ultimate amount to be collected is difficult to estimate. Actual revenue and profit for any particular project will usually differ from original estimates and could result in reduced profitability or loss. Our acquisition of ITS resulted in an increase in the proportion of our fixed-price contracts, as most of ITS’s business is performed on a fixed-price basis.

Percentage-of-completion accounting on fixed-price contracts requires recognition of the total amount of any expected loss from a contract during the quarter when first determined and could result in a reduction or elimination of previously reported profits and significant fluctuations in financial results.

As more fully discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a significant portion of our revenues are recognized on a percentage-of-completion method of accounting, using primarily the cost-to-cost method. This method is used because management considers expended costs versus total estimated costs to be the best available measure of progress on fixed-price contracts. Under percentage-of-completion accounting, we recognize contract revenues and earnings over the contract term in proportion to incurred contract costs, relative to estimated total contract revenues, costs and profitability. Although we update these estimates regularly, they are inherently uncertain, and ultimate contract profitability is usually not known until completion.

Estimated contract losses for the full term of a contract are recognized when first determined. During a period in which an estimated contract loss is recognized, or in a period when expected profits become lower than previously recorded profits, prior period income on such contract is reversed to the extent necessary to give effect to the current estimate. This could cause the profit or loss contribution from any given contract to fluctuate significantly from quarter to quarter. For example, during the year ended December 31, 2006, we recorded a project loss of approximately $8.9 million, after giving effect to assumed claims collections, and also reversed approximately $1.6 million of income previously recorded on such project. During the second quarter of 2005, we recognized an $8.5 million project loss, which was subsequently increased to $10.1 million. Estimated revenues include assumptions regarding the amount of claims we expect to collect from the customer. We record revenue up to costs incurred on claims and unapproved change orders when we believe recovery is probable and the amounts can be reasonably estimated. Final resolution of those claims is difficult to predict and actual revenues may be less than estimates. Profit related to those costs is recorded in the period such amounts are agreed to with the customer. The timing and amount of actual collection of claims and unapproved change orders is difficult to predict and could differ from estimates and could result in a reduction or elimination of previously recognized profits. In certain circumstances, it is possible that such adjustments could be significant. As of December 31, 2006, we had $3.1 million of unrecovered contract claims on the consolidated balance sheet under “costs and estimated earnings in excess of billings.” Claims settlements less than $3.1 million would result in a reduction of profits.

A substantial portion of our contracts contain performance-related provisions, including liquidated damages. Such provisions may further increase our period-to-period volatility. For example, we received a performance bonus on certain projects during 2006, compared to performance-related concessions during 2005. Incentives and penalties are recorded when known or finalized, generally during the latter stages of the contract.

We derive a significant portion of revenue from a small group of customers. The loss of one or more of those customers could negatively impact revenues.

Our top ten customers accounted for approximately 46%, 45% and 44% of revenues for the years ended December 31, 2004, 2005 and 2006, respectively, including work performed as a subcontractor through other firms. Revenues from Exelon accounted for 17%, 18% and 14% of revenues for the years ended December 31, 2004, 2005 and 2006, respectively. In September 2003, we entered into a volume agreement with Exelon, pursuant to which Exelon committed to provide us with a level of work roughly equivalent to the amount of work which we would have received through 2006 if 2003 work levels remained constant. The actual volume of work received from Exelon under the volume agreement was significantly higher than 2003 levels and the volume requirements set forth in the agreement were satisfied in the fourth quarter of 2005. Exelon recently indicated its intent to curtail expenditures to a level below that sustained in recent years and, therefore, we may be unable to sustain Exelon business volume. Exelon has begun to modify its contracting practices and is seeking alternative commercial arrangements with suppliers, including increased use of competitive bidding on certain projects. If we lose significant customers and are not able to replace them or if they reduce their volume of work from us, we could sustain decreased revenues, margins and profits.

Inability to hire or retain key personnel could disrupt business.

We depend on the continued efforts of our executive officers and senior management, including management at each operating subsidiary. We cannot be certain that any individual will continue in such capacity for any particular period of time. Industry-wide competition for managerial talent has increased and the loss of one or more of our key employees could have an adverse effect on our business. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We do not carry key person life insurance on employees.

Skilled worker shortages and increased labor costs could negatively affect the ability to compete for new projects and the performance on existing projects.

We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is a shortage of engineers, project managers, field supervisors, linemen and other skilled workers capable of working on and supervising the construction of high-voltage electric lines and substations. This shortage can be exacerbated during periods of storm restoration work. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm response work. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements as well as the aging utility workforce further depletes the pool of skilled workers available to us, even if we are not awarded such projects. As a result, we are bidding selectively in all business units. We have recently declined to bid on certain projects that we could not staff adequately with experienced engineers, and in the future we may not be able to maintain an adequate skilled workforce necessary to operate efficiently or to pursue new projects we consider attractive. Furthermore, the limited supply of skilled workers has negatively impacted, and may continue to negatively impact, the productivity and profitability of certain projects.

The Energy Act may fail to spur the anticipated increased investment in electric infrastructure, which could slow our growth.

Implementation and impact of the Energy Act is subject to considerable fiscal and regulatory uncertainty. Some of the regulations implementing the components of the bill have not been finalized and many others have only recently been finalized and the effect of those regulations remains uncertain. As a result, the legislation may not increase spending on electric power transmission infrastructure in a manner that will increase demand for our services. Continued uncertainty regarding new infrastructure investments and the implementation and impact of the Energy Act may result in slower growth in demand for our services.

Seasonal and other variations, including severe weather conditions, may cause significant fluctuations in cash flows and profitability, which may cause the market price of our common stock to fall.

A significant portion of our business is performed outdoors, subjecting financial results to seasonal variations. Less work is performed in the winter months, and work is hindered during other inclement weather events. Our profitability often decreases during the winter months and during severe weather conditions because work performed during these periods is restricted and more costly to complete. Working capital needs are influenced by the seasonality of our business. Generally, we experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months. During periods of peak electricity demand, utilities are generally unable to remove their electric power transmission and distribution equipment from service, decreasing the demand for our maintenance services during such periods. Significant disruptions in our ability to perform services because of those factors could have a material adverse effect on cash flows and results of operations. Additionally, as we expand our dark fiber network into regions of the country subject to catastrophic storms and earthquakes, we have the potential for damage to our assets which may not be covered by insurance.

Backlog may not be realized or may not result in profits.

Backlog is difficult to determine with certainty. Customers often have no obligation to assign or release work to us and many contracts may be terminated on short notice. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects may remain in backlog for extended periods of time. Consequently, we cannot assure you as to our customers’ requirements or our estimates.

We work with customers under MSAs. Backlog includes estimated work to be performed under those agreements. Our MSA customers generally have no obligation to assign work to us. Most contracts, including MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, sometimes less, or may be negatively impacted by the utilities’ inability to recover their costs in the rates charged to their customers.

Many of our contracts, including MSAs, are open to competitive bidding at their expiration. We have been displaced on contracts by competitors from time to time. Revenues could materially decline if customers do not assign work to us or if they cancel a significant number of contracts and we cannot replace them with similar contracts.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of those schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to two years. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery, schedule changes, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. For example, the recent increase in demand for transmission services has strained production resources, creating significant lead times for obtaining large transformers, transmission towers and poles. As a result, electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition to the siting of transmission lines or other facilities, which may include injunctive actions as well as public protests. For example, the construction of the Arrowhead to Weston transmission line project between Minnesota and Wisconsin was delayed for several years due to such factors.

Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs.

In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Project contracts may require customers or other parties to provide design, engineering information, equipment or materials to be used on a project. In some cases, the project schedule or the design, engineering information, equipment or materials may be deficient or delivered later than required by the project schedule. Our customers may change various elements of the project after its commencement. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials, required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial.

Provisions of our senior credit facility restrict business operations and may restrict access to sufficient funding, including letters of credit, to finance desired growth.

We have a senior credit facility with a group of financial institutions secured by substantially all of our assets. The senior credit facility contains customary events of default and covenants, limiting certain actions without obtaining the consent of the lenders and requiring us to achieve certain financial ratios, as described in our consolidated financial statements. These restrictions and covenants may limit our ability to respond to changing business and economic conditions and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our senior credit facility also restrict our ability to incur indebtedness, subject to certain exceptions including domestic intercompany indebtedness; guarantee obligations incurred in the ordinary course of business; secured indebtedness up to $20.0 million incurred to acquire fixed or capital assets; indebtedness with respect to performance bonds, letters of credit and similar obligations incurred in the ordinary course of business; and up to $40.0 million of additional indebtedness. In the future, we may require substantial additional working capital to fund growth. However, there is no assurance that we will be able expand availability under our senior credit facility or obtain other sources of liquidity in a timely manner, at favorable cost or at all.

A breach of our senior credit facility, including failure to comply with the required financial ratios, could result in an event of default. Upon such event of default, the lenders would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, the lenders would have the option to terminate any obligation to make further extensions of credit under our senior credit facility. Upon the event of a default under any of our secured indebtedness, including our senior credit facility, the lenders could proceed to foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

We are subject to acquisition risks. If we are not successful in integrating acquired companies, we may not achieve the expected benefits and profitability could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit.

One of our business strategies is to pursue strategic acquisitions. We completed acquisitions during 2004, 2005 and 2006. We continue to consider strategic acquisitions, some of which may be larger than those previously completed and could be material. Integrating acquisitions is often costly, and delays or other operational or financial problems may interfere with our operations. In addition, our operating subsidiaries generally maintain their own procedures and operating systems, which make it more difficult for us to evaluate and integrate systems and controls on a company-wide basis. If we fail to implement proper overall business controls for companies we acquire or fail to successfully integrate acquired companies in our systems and controls, our financial condition and results of operations could be adversely affected. We may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed, incurring substantial costs without corresponding benefit. For example, during 2005 we incurred a $1.6 million charge related to due diligence costs for evaluation of an acquisition target we chose not to pursue. Other risks inherent in our acquisition strategy include diversion of management’s attention and resources, failure to retain key personnel and risks associated with unanticipated events or liabilities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. Changes in circumstances after valuing assets in connection with acquisitions could necessitate write-downs of intangible assets, including goodwill, which could be significant.

We cannot be certain of the future effectiveness of internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include in our annual reports on Form 10-K our assessment of the effectiveness of internal controls over financial reporting. We cannot assure you that our system of internal controls will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, financial reporting may be inaccurate. If reporting errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC. These results could adversely affect financial results and the market price of our common stock.

We are implementing a company-wide Enterprise Resource Planning system which could temporarily disrupt day-to-day operations.

The Enterprise Resource Planning (“ERP”) system is intended to replace disparate operating subsidiary information systems for functions such as accounting and finance, human resources and customer relationships with a uniform company-wide information system. Implementation of the ERP system will require substantial financial and personnel resources. While the ERP system is intended to improve and enhance information systems, large scale implementation of new information systems across all of our operating companies exposes us to delay, higher costs and disruption of financial reporting due to risks associated with start up and integration with existing systems and processes. In addition, if we fail to implement the ERP system or fail to implement the ERP system successfully, we will have to continue to rely on the disparate operating subsidiary information systems.

A significant portion of our business depends on our ability to obtain surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Surety markets are currently challenging as a result of significant recent losses incurred by many sureties in the construction industry and the corporate market in general. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. Under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our annual volume of business, including a number of our fixed-price contracts, has required bonds. Those percentages may increase depending on our mix of contracts. Current or future surety market conditions, including our surety’s assessment of our operating and financial risk, could cause our surety provider to decline issuance, substantially reduce bonding capacity or increase bonding costs, including providing letters of credit. Such actions can be taken unilaterally and on short notice. If our surety provider were to limit or eliminate our access to bonding, alternatives include seeking bonding capacity from other sureties, posting other forms of collateral for project performance, such as letters of credit or cash, or finding other business that does not require surety bonds. We may be unable to provide such alternatives in a timely manner, on acceptable terms or at all. Consequently, if we experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Higher fuel prices and material costs may increase our cost of doing business, and we may not be able to pass those added costs to customers.

Fuel costs have increased significantly over the last two years and we have limited ability to pass higher fuel costs to customers. Even if we are able to incorporate higher fuel and materials costs into new contracts, higher overall project costs may depress the market for large-scale infrastructure projects. Therefore, higher fuel and material costs may directly or indirectly negatively impact our financial condition and results of operations.

We are subject to the risks associated with government contracts.

We are from time to time a provider of services to government agencies, primarily the DOE’s federal power marketing agencies, such as our recently completed contract with the Bonneville Power Administration. A reduction in spending could limit the continued funding of existing contracts, limit our ability to obtain additional contracts and result in lower revenues from those customers. The risks of government contracting include the risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of our performance on high profile sites. For example, we recently entered a consent decree to settle an investigation by the Department of Labor with respect to employee pay and work hours in connection with one of our electric transmission projects. Any failure to comply with the terms of one or more of our government contracts, other government agreements or government regulations and statutes could result in being suspended or barred from future government contract projects for a significant period of time.

Government customers can in most cases terminate or modify contracts at their convenience. Government customers can reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of services and associated materials. Some government contracts are subject to annual renewal or extension. If a government customer terminates a contract or fails to renew or extend a contract, backlog or revenue may be reduced or we may incur a loss, either of which could impair financial condition and operating results. A termination due to unsatisfactory performance could expose us to liability and adversely affect our ability to compete for future contracts and orders. In cases where we are a subcontractor, the prime contract could be terminated, regardless of the quality of our services as a subcontractor or our relationship with the relevant government agency.

Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.

Hazards associated with our activities include electrocution, fire, natural gas explosion, mechanical failure, transportation accidents and damage to customer’s equipment. These hazards can and have caused personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, including blackouts, and may result in suspension of operations, large damage claims, and, in extreme cases, criminal liability. We are subject to multiple workers’ compensation and personal injury claims resulting from such hazards or other workplace accidents. We maintain substantial loss accruals for workers’ compensation claims. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to large deductibles for which we establish reserves and effectively self-insure for much of our exposures. In addition, for a variety of reasons such as increases in claims, a weak economy, projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to continue current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. We may not be able to maintain adequate insurance at reasonable rates or meet collateral requirements.

Regulatory changes implemented by OSHA could impose additional costs on us. Our safety record is an important consideration for customers. If serious accidents or fatalities occur or our safety record deteriorates, we may be ineligible to bid on certain projects and could be terminated from existing projects. In addition, our reputation and prospects for future projects could be negatively affected. The OSHA recordable rate of one transmission construction subsidiary has been higher than the industry average. If we cannot improve on this subsidiary’s safety record, we may not be able to bid successfully on future projects. As is common in our industry, we regularly have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.

Our unionized workforce could cause interruptions in provision of services. In addition, we contribute to multiemployer plans that could result in liabilities to us if these plans are terminated or we withdraw.

A significant percentage of our workforce is covered by collective bargaining agreements. Strikes or work stoppages could occur that would adversely impact relationships with customers and our ability to conduct business. Alternatively, our non-union workforce could be disrupted by union organizing activities and similar actions.

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

Many of our telecommunications customers benefit from the Universal Service “E-rate” program, which was established by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company (the “USAC”) under the oversight of the Federal Communications Commission (the “FCC”). Under the E-rate program, schools, libraries and certain health-care facilities may receive subsidies for certain approved telecommunications services, internet access, and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. Passage of such actions by the FCC or USAC to further limit E-rate subsidies could decrease the demand for telecommunications infrastructure services by certain customers.

The telecommunications services we provide are subject to regulation by the FCC, to the extent that they are interstate telecommunications services and, by states, when wholly within a particular state. To remain eligible to provide services under the E-rate program, we must maintain telecommunications authorizations in every state where we operate. Changes in federal or state regulations could reduce the profitability of our telecommunications business. We could be subject to fines if the FCC or a state regulatory agency were to determine that any of our activities or positions are not in compliance.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s headquarters are located in Delaware County, Pennsylvania. As of December 31, 2006, we owned 10 facilities and leased 92 properties. With the exception of the corporate offices and the leased properties used for TS operations, all facilities and properties are used for ICS operations. We have pledged owned properties as collateral under the senior credit facility. Most properties are used as offices or for fleet operations. We believe that the facilities are adequate for current operations.

Item 3.	LEGAL PROCEEDINGS

On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions which closed in 1999 and 2000 and the Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

We generally indemnify our customers for the services we provide under our contracts. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of these proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity.

From time to time, we are a party to various other lawsuits, claims, other legal proceedings and are subject, due to the nature of our business, to governmental agency oversight, audits, investigations and review. Such actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Under such governmental audits and investigations, we may become subject to fines and penalties or other monetary damages. With respect to such lawsuits, claims, proceedings and governmental investigations and audits, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings currently pending, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “IFS” since initially offered to the public on May 12, 2004 (the “IPO”). Prior to that time, there was not a public market for our common stock. The following table shows the high and low per share sale prices for our common stock for the periods indicated, based on the NYSE consolidated transaction report:

	High	Low

Year ended December 31, 2005
First Quarter	$13.11	$11.00
Second Quarter	$13.47	$9.53
Third Quarter	$15.66	$10.25
Fourth Quarter	$14.86	$10.76
Year ended December 31, 2006
First Quarter	$19.17	$12.52
Second Quarter	$20.29	$16.23
Third Quarter	$19.32	$16.40
Fourth Quarter	$23.73	$17.35

As of February 26, 2007, there were approximately 2,208 holders of record of our common stock.

We currently intend to retain earnings, if any, to finance the growth, development and expansion of our business, and to reduce outstanding debt. Accordingly, we do not currently intend to declare or pay cash dividends on common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include the Company’s financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, income tax laws then in effect and requirements under Delaware corporate law. In addition, the terms of our senior credit facility include limitations on the payment of cash dividends by InfraSource Incorporated to us without the prior consent of the lenders.

Common Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock since May 7, 2004 with the cumulative total return of the companies included in the Standard and Poor’s 500 Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”) over the same period. We are using the Russell 2000, which consists of issuers with similar market capitalization, because we do not believe we can reasonably identify a peer group with similar business lines that will provide a meaningful comparison. The comparison assumes $100 was invested on May 7, 2004 in the common stock and in each of the indices and assumes reinvestment of dividends, if any, from that date to December 31, 2006. Historic stock prices are not indicative of future stock price performance.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on May 7, 2004

	Cumulative Total Return
	05/2004	12/2004	12/2005	12/2006
Infrasource Services, Inc.	$100	$100	$101	$167
S&P 500	$100	$112	$114	$129
Russell 2000	$100	$120	$123	$144

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for the last five fiscal years. The consolidated statement of operations data for the years ended December 31, 2002, the period January 1, 2003 to September 23, 2003, the period May 30, 2003 to December 31, 2003, and for the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data at December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from our consolidated financial statements, which include the results of our predecessor entity, InfraSource Incorporated, as of and for the years ended December 31, 2002, and for the period January 1, 2003 to September 23, 2003, and our results for the period May 30, 2003 (date of inception) to December 31, 2003, and for the years ended December 31, 2004, 2005 and 2006 and at December 31, 2003, 2004, 2005 and 2006.

This selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Items 7 and 8, respectively, of this report on Form 10-K.

	For the Year	For the Period
	Ended	January 1 to
	December 31,	September 23,
	2002	2003
	(Predecessor	(Predecessor
	Entity —	Entity —	For the	For the	For the	For the
	InfraSource	InfraSource	Period	Year	Year	Year
	Incorporated	Incorporated	May 30 to	Ended	Ended	Ended
	and	and	December	December	December	December
	Subsidiaries)	Subsidiaries)	31, 2003	31, 2004	31, 2005	31, 2006
	(In thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenues	$566,469	$382,627	$132,445	$632,604	$853,076	$992,305
Cost of revenues	459,652	339,480	110,103	531,632	750,248	846,646

Gross profit	106,817	43,147	22,342	100,972	102,828	145,659
Selling, general and administrative expenses	62,078	41,407	13,933	63,210	73,737	94,787
Merger related costs(1)	—	16,242	—	(228)	218	—
Provision (recoveries) for uncollectible accounts	7,964	236	178	(299)	156	1,500
Amortization of intangible assets	—	—	2,600	12,350	4,911	1,004

Income (loss) from operations(3)(4)	36,775	(14,738)	5,631	25,939	23,806	48,368
Interest income	1,438	1,376	60	513	388	953
Interest expense and amortization of debt discount	(388)	(27)	(3,966)	(10,178)	(8,157)	(6,908)
Loss on early extinguishment of debt	—	—	—	(4,444)	—	—
Write-off of deferred financing costs	—	—	—	—	—	(4,296)
Other income (expense)	6,976	(3,053)	(88)	2,366	6,663	4,144

Income (loss) before income taxes, discontinued operations, cumulative effect of a change in accounting principle and extraordinary item	44,801	(16,442)	1,637	14,196	22,700	42,261
Income tax expense (benefit)	14,564	(5,240)	683	5,796	9,734	16,391

Net income (loss) from continuing operations	30,237	(11,202)	954	8,400	12,966	25,870
Income (loss) from discontinued operations, net of tax	(1,574)	(12,316)	305	580	(1,069)	2
Gain on disposition of discontinued operations, net of tax	—	—	—	596	1,832	273

	For the Year	For the Period
	Ended	January 1 to
	December 31,	September 23,
	2002	2003
	(Predecessor	(Predecessor
	Entity —	Entity —	For the	For the	For the	For the
	InfraSource	InfraSource	Period	Year	Year	Year
	Incorporated	Incorporated	May 30 to	Ended	Ended	Ended
	and	and	December	December	December	December
	Subsidiaries)	Subsidiaries)	31, 2003	31, 2004	31, 2005	31, 2006
	(In thousands, except for per share data)
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle, net of tax	28,663	(23,518)	1,259	9,576	13,729	26,145
Extraordinary item, net of tax	—	—	76	—	—	—
Cumulative effect of a change in accounting principle, net of tax(2)	(204,100)	—	—	—	—	—

Net income (loss)	$(175,437)	$(23,518)	$1,335	$9,576	$13,729	$26,145

Basic income (loss) per common share:
Weighted average basic common shares outstanding	48,086	47,585	10,782	35,172	39,129	39,757
Basic income (loss) per share — continuing operations	$0.62	$(0.24)	$0.09	$0.24	$0.33	$0.65
Basic income (loss) per share — discontinued operations	(0.03)	(0.26)	0.02	0.01	(0.03)	—
Basic income per share — gain on disposition of discontinued operations	—	—	—	0.02	0.05	0.01
Basic income per share — extraordinary item	—	—	0.01	—	—	—
Basic loss per share — cumulative effect of a change in accounting principle, net of tax	(4.24)	—	—	—	—	—

	$(3.65)	$(0.50)	$0.12	$0.27	$0.35	$0.66

Diluted income (loss) per common share:
Weighted average diluted common shares outstanding	48,086	47,585	11,031	36,139	39,943	40,364
Diluted income (loss) per share — continuing operations	$0.62	$(0.24)	$0.09	$0.23	$0.32	$0.64
Diluted income (loss) per share — discontinued operations	(0.03)	(0.26)	0.02	0.01	(0.03)	—
Diluted income per share — gain on disposition of discontinued operations	—	—	—	0.02	0.05	0.01
Diluted income per share — extraordinary item	—	—	0.01	—	—	—
Diluted loss per share — cumulative effect of a change in accounting principle, net of tax	(4.24)	—	—	—	—	—

	$(3.65)	$(0.50)	$0.12	$0.26	$0.34	$0.65

	As of December 31,
	2002
	(Predecessor
	Entity —
	InfraSource
	Incorporated and
	Subsidiaries)	2003	2004	2005	2006
	(In thousands)
Working capital	$156,379	$62,268	$97,026	$115,534	$107,363
Total assets	509,266	370,033	524,422	569,389	581,232
Total debt	439	163,490	85,764	83,908	51,133
Total stockholders’ equity	373,721	92,849	283,983	301,856	339,185

(1)	Represents fees and expenses related to the Merger, including severance and retention costs and professional service fees.

(2)	Effective January 1, 2002, pursuant to SFAS No. 142 goodwill recorded was no longer subject to amortization. Upon adoption of SFAS No. 142, we recorded a non-cash charge of $204.1 million (net of tax) to reduce the carrying amount of goodwill and other intangibles to their implied fair value.

(3)	For the year ended December 31, 2005, amounts include a $10.1 million loss, after giving effect to assumed claims collections, relating to one underground utility construction project.

(4)	For the year ended December 31, 2006, amounts include an $8.9 million loss, which assumes collection of a portion of current and projected claims, related to one electric transmission project.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes, as well as the Business and Risk Factors sections of this report on Form 10-K.

Overview

InfraSource Services, Inc. (“InfraSource”) and its wholly owned subsidiaries on a consolidated basis (referred to as “the Company,” “we,” “us,” or “our,”) is one of the largest specialty contractors servicing electric, natural gas and telecommunications infrastructure in the United States based on market share.

On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed an IPO of 8,500,000 shares of common stock. In 2006, the former Principal Stockholders and certain other stockholders completed two secondary underwritten public offerings of our common stock. The first occurred on March 24, 2006, in which they sold 13,000,000 shares at $17.50 per share (plus an additional 1,950,000 shares sold following exercise of the underwriters’ over-allotment option). The second occurred on August 9, 2006, in which they sold 10,394,520 shares at $17.25 per share (plus an additional 559,179 shares sold following exercise of the underwriters’ over-allotment option). We did not issue any primary shares and did not receive any of the proceeds from those offerings. As of December 31, 2006, the former Principal Stockholders no longer own any of our common stock.

We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing, maintenance and repair services for utility infrastructure. ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. ICS services are provided by five operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our Telecommunication Services (“TS”) segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within our TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple service territories throughout the United States and we do not have significant operations or assets outside the United States. We acquired EHV Power Corporation (“EHVPC”), a Canadian subsidiary, in November of 2005, which represented less than 2% of our revenue in 2006.

For the year ended December 31, 2006, we had revenues of $992.3 million, in comparison to $853.1 million for the year ended December 31, 2005. Revenue mix by end market for the years ended December 31, 2005 and 2006 is presented in the table below:

End Market	2005	2006

Electric Transmission	19%	26%
Electric Substation	16%	20%
Utility Distribution and Industrial Electric	20%	15%

Total Electric	55%	61%
Natural Gas	31%	27%
Telecommunications	12%	11%
Other	2%	1%

Our top ten customers accounted for 45% and 44% of consolidated revenues for the years ended December 31, 2005 and 2006, respectively. Exelon Corporation (“Exelon”) accounted for approximately 18% and 14% of consolidated revenues for the years ended December 31, 2005 and 2006, respectively. Earlier this calendar year, Exelon indicated its intent to curtail expenditures to a level below that sustained in recent years and they have also begun to modify contracting practices to seek alternative commercial arrangements with suppliers like us, including increased use of competitive bidding on certain projects. Approximately 26% and 14% of telecommunications end market revenues for the years ended December 31, 2005 and 2006, respectively, were from the TS segment.

Below is a year-over-year (2005 as compared to 2006) and sequential quarter (third quarter 2006 as compared to fourth quarter 2006) comparison of end market backlog:

	Backlog as of		Increase/	Increase/
	December 31,	December 31,	(Decrease)	(Decrease)
	2005	2006	($)	(%)
	(In millions)

Electric Transmission	$184.3	$138.8	$(45.5)	(25)%
Electric Substation	123.9	132.0	8.1	7%
Utility Distribution and Industrial Electric	45.5	102.4	56.9	125%

Total Electric	353.7	373.2	19.5	6%
Natural Gas	284.4	245.6	(38.8)	(14)%
Telecommunications	232.4	254.0	21.6	9%
Other	10.5	29.3	18.8	179%

Total	$881.0	$902.1	$21.1	2%

	Backlog as of		Increase/	Increase/
	September 30,	December 31,	(Decrease)	(Decrease)
	2006	2006	($)	(%)
	(In millions)

Electric Transmission	$152.4	$138.8	$(13.6)	(9)%
Electric Substation	132.2	132.0	(0.2)	(0)%
Utility Distribution and Industrial Electric	67.2	102.4	35.2	52%

Total Electric	351.8	373.2	21.4	6%
Natural Gas	180.4	245.6	65.2	36%
Telecommunications	245.5	254.0	8.5	4%
Other	24.0	29.3	5.3	22%

Total	$801.7	$902.1	$100.4	13%

The increase in our backlog from the third quarter to the fourth quarter of 2006 is primarily related to natural gas MSA award and renewal activities, as well as industrial electric contract awards.

Our performance is affected by the capital spending of our customers. In the last several years, our business has been impacted by several important end market trends.

•	Electric utilities are key customers and provide us with a diversified variety of projects, including aerial transmission work, substations, in-plant engineering and other technical services, maintenance and upgrades. In recent years, business from these customers has been relatively stable despite financial pressures on some utilities. Although some utilities have restrained their overall capital spending, the effects on third-party contractors have been partially offset by an increase in the proportion of work that these customers outsource. We saw an increase in annual capital spending in 2005 and 2006, as well as announced increases in future capital spending plans for a number of utilities.

•	We provide a variety of electrical design, engineering and construction services to heavy industrial customers, including petrochemical, processing and refining businesses. Higher oil prices have enhanced the financial performance of many refinery customers, which contributed to increased spending and consequently greater demand for our services. By contrast, higher natural gas prices have negatively impacted the financial performance of some petrochemical customers, leading to decreases in their capital spending and consequently reduced demand for services.

•	During the late 1990s, service contractors like us benefited from rapidly expanding demand for telecommunications infrastructure, as telecommunications providers installed new long-haul optical fiber networks nationwide. This demand peaked in 2000 and declined significantly through 2003 as many of these customers have experienced financial distress and been unable to access new capital. Going forward, we believe there will be renewed activity in the telecommunications industry, particularly in fiber to the premises (“FTTP”) initiatives, for which we have received recent awards in our ICS segment.

•	Gas distribution construction services are driven in part by the housing construction market. As a result of recent declines in new housing construction in certain sectors of the country, we have experienced lower work volumes in our natural gas end market, offset by increases in maintenance activities. For 2007, we expect levels of revenue in our natural gas end market similar to those experienced over the past two years.

In addition to the foregoing industry trends, the effects of adverse weather and losses on certain contracts contributed to lower gross margins in 2005 and 2006. As has been common in our industry, we have experienced significant increases in fuel expenses needed to operate our fleet of equipment over the past several years.

Acquisitions and Dispositions

Acquisition of ITS:  On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates, Inc. (“Maslonka”), which we re-branded as InfraSource Transmission Services Company (“ITS”), a complementary infrastructure services business, for total purchase price consideration of $83.2 million, which included the issuance of 4,330,820 shares of common stock, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The final allocation of the purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. Under terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. We finalized the working capital adjustment in July 2005 and released half of the holdback equal to $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the acquisition agreement. The balance of the cash holdback, including accrued interest, and the remaining 478,774 shares were released in January 2006. Of the cash holdback amount, $5.5 million was contingent upon ITS’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. During the year ended December 31, 2005, the working capital settlement recorded in the second quarter of 2005 and remaining purchase price adjustments increased goodwill by $0.4 million. ITS results were included in our consolidated results beginning January 27, 2004.

We financed the cash portion of the ITS acquisition with cash on hand and the issuance of 5,931,950 shares of common stock to our then principal stockholders and certain members of our management team for $27.5 million in cash. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $62.8 million.

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

Acquisition of EnStructure:  On September 3, 2004, we acquired substantially all of the assets and assumed certain liabilities of EnStructure’s operating companies, Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, for total purchase price consideration of $20.9 million in cash, including transaction costs. EnStructure, formerly the construction services business of SEMCO Energy, Inc., provides construction services within the utilities, oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States. The results of EnStructure are included in our consolidated results beginning September 3, 2004. The fair value of the EnStructure net assets exceeded the purchase price. Therefore, as described in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, we decreased the eligible assets by the excess amount.

Acquisition of EHVPC:  On November 14, 2005, we acquired all of the voting interests of EHVPC, a Canadian company that specializes in splicing of underground high voltage electric transmission cables, for total purchase price consideration of $4.1 million, which includes transaction costs and a $0.6 million holdback payment which is payable in 2007. Payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us. The results of EHVPC are included in our consolidated results beginning November 14, 2005. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, which resulted in goodwill of $2.3 million. The final allocation of the purchase price reflects a working capital adjustment, which was finalized during the second quarter of 2006.

Acquisition of RUE:  On December 15, 2006, we acquired all of the voting interests of RUE, a company that provides substation and transmission line engineering services for electric utilities, for total purchase price consideration of $9.3 million in cash, including transaction costs. We held back $1.3 million of purchase price consideration, of which $0.4 million is scheduled to be paid upon filing of the final 2006 seller-period tax returns and $0.9 million is scheduled to be paid 18 months after the date of acquisition. Those holdback amounts are reflected as liabilities on the balance sheet as their payment is not contingent on future performance or the achievement of future milestones by RUE. Final purchase price allocation remains subject to a working capital adjustment expected to occur during the first quarter of 2007 and valuation of intangible assets. The purchase agreement contains a provision allowing the sellers to realize additional purchase price consideration, payable as 93,186 shares of InfraSource Services, Inc. unregistered common stock, contingent upon achieving certain earnings-based targets in fiscal years 2007, 2008 and 2009. The results of RUE were included in our consolidated results beginning December 15, 2006. As RUE is part of our ICS segment, the resulting goodwill of $7.8 million is included in the ICS segment and is not tax deductible.

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

Disposition of MSI:  In the third quarter of 2006, we committed to a plan to sell certain assets of Mechanical Specialties, Inc. (“MSI”). In the third and fourth quarters of 2006 we sold certain assets of MSI for a cash purchase price of approximately $2.6 million, resulting in a gain, net of taxes, of $0.3 million which is included in gain on disposal of discontinued operations in our consolidated statement of operations. MSI was part of our ICS segment.

Discontinued Operations:  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position, results of operations and cash flows of OSP, ULMS, ESI and MSI are reflected as discontinued operations in our accompanying consolidated financial statements. For the years ended December 31, 2004, 2005 and 2006, OSP, ULMS, ESI and MSI are reflected as discontinued operations, until their respective disposition dates.

Outlook

The statements in this section are based on our current expectations. These statements are forward-looking, and actual results may differ materially. Please refer to “Risk Factors” included elsewhere in this report on Form 10-K for more information on what may cause actual results to differ.

Like many companies that provide specialty contracting services, we are subject to market cycles in our end markets that can affect results of operations. Customer diversity provides some insulation from these effects. We focus on the elements of the business we can control, including improved bidding, cost control, the expected margins we accept on projects, collecting receivables, and providing quality service. Operating margins can be affected by the seasonality of our business, our ability to perform on projects as planned and the mix of the work. The first quarter is typically the weakest for both revenue and profit as winter weather hampers outdoor construction operations. Fixed-price high-voltage electric project work typically generates higher margins than either distribution and industrial electric work or natural gas operations. Although other factors may impact us, including some we do not foresee, we believe performance over the next year will be affected by the following:

•	A continued shift in our work mix to a greater proportion of high-voltage electric power transmission and substation projects.

•	An increase in competitive bidding activity by our electric transmission infrastructure services units due to the implementation of the Energy Policy Act of 2005 (the “Energy Act”). To the extent we are awarded any of these projects, timing of the awards and the release to commence work can affect our ability to recognize associated revenues during 2007.

•	Continued steady demand for services from natural gas and telecommunications distribution customers. We have exited or renegotiated a number of underperforming natural gas contracts and are continuing to focus on productivity improvements to enhance margins in our gas distribution work. We will continue to monitor customer-by-customer profitability and take appropriate action as required, in order to maintain profitability standards.

•	Continued demand for access to our dark fiber network by corporate and municipal customers, and we intend to expand our dark fiber network into new geographic areas. More than half of our expected capital spending for 2007 is targeted at new dark fiber network construction.

•	Expected realization of $590 to $610 million in revenues from our $902 million backlog at December 31, 2006.

•	Increased selling, general and administrative costs as a result of increased staffing requirements due to the growth of operations during 2006, incentive compensation for meeting financial performance targets, expansion of our TS segment dark fiber business and costs associated with Enterprise Resource Planning system implementation.

•	The absence of the effect of the 2006 $8.9 million contract loss, having achieved substantial completion of the transmission line project.

•	Lower interest expense and debt amortization following the restructuring of our credit facility on June 30, 2006.

•	Increased stock-based compensation expense as a result of 2006 stock option and restricted stock awards.

Inflation

Due to relatively low levels of inflation experienced during the fiscal years ended December 31, 2004, 2005 and 2006, inflation did not have a significant effect on our results. However, we have experienced significant increases in fuel expenses related to our equipment fleet over the past several years.

Basis of Reporting

Revenues.  We enter into contracts principally on the basis of competitive bids, the final terms and prices of which we frequently negotiate with the customer and which are often subject to changes in work scope during performance of the contract. Although the terms of our contracts vary considerably, most are on either a fixed-price or unit-price basis. For fixed-price contracts, we agree to perform the work for a fixed amount for the entire project. For unit-priced contracts, we agree to perform the work for a fixed price per unit of work performed. We also perform services on cost-plus and time-and-materials basis.

We complete most installation projects within twelve months, while we frequently provide maintenance and repair work under open-ended, unit-price or cost-plus MSAs that are generally renewable in one to three year increments. Most of our revenues are derived from contractual services provided to customers and are recognized when earned by the completion of specific components of the contracts. See “— Critical Accounting Policies and Estimates — Revenue Recognition” for a discussion of our revenue recognition policy. Our fixed-price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment, which we record as a receivable, and remits the retainage to us upon completion and approval of our services.

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

Due to the nature of our work, insurance represents a significant portion of the cost of our services. Fluctuations in insurance accruals related to deductibles could have an impact on operating margins in the period in which such adjustments are made. During 2003, we increased insurance reserves for periods prior to 2003 by $8.7 million due to a change in estimate from an updated actuarial analysis, and during the year ended 2005, we reduced those reserves by $1.3 million based on recent claims experience. Our accruals are based on known facts, historical trends and actuarial assumptions and management believes such accruals are adequate. See “— Critical Accounting Policies and Estimates — Self Insurance” for a discussion of our self insurance policy.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees. Also included in selling, general and administrative expenses are non-income related taxes and depreciation for assets not utilized in operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses. We evaluate those estimates on an ongoing basis, based on historical experience and various other assumptions we believe to be reasonable. Actual results may differ from those estimates. We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition.  We record revenues from fixed-price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Management considers expended versus total estimated costs to be the best measure of progress on these contracts. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers, and financial professionals. Changes in job performance, job conditions and final contract settlements, among others, are factors that influence management’s assessment of the total estimated costs to complete those contracts and, therefore, our profit recognition. We recognize the loss in full on any contract as soon as the estimated costs to complete exceeds expected revenues. Revenues up to costs incurred on claims and unapproved change orders are recognized when it is probable that additional revenues will result, and the amount can be reasonably estimated. For claims, this includes determining that we have a legal basis for the claim and objective evidence to support the claim and that costs incurred are reasonable and are not a result of deficiencies in our performance under the contract. Profit on claims and unapproved change orders, if any, is recorded upon settlement with the customer. Amounts collected could differ from estimates and result in a reduction or elimination of previously recognized revenue and profit. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

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

Self-Insurance.  We are insured for workers’ compensation and employer’s liability, auto liability and general liability claims, subject to a deductible of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Management utilizes known facts and historical trends, as well as actuarial valuations, in order to determine our self-insurance liabilities.

The method of calculating the estimated accrued liability for self-insured claims is subject to inherent uncertainty. If actual results significantly differ from our estimates used to calculate the liability, our financial condition and results of operations could be materially impacted.

Share-Based Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. We have identified the accounting for share-based payments as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the grant-date using an option-pricing model. We value share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex, and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin (“SAB”) No. 107 permitting the initial use of this method. We determined expected volatility for fiscal year 2006 using the historical method, as we have not identified a more reliable or appropriate method to predict future volatility.

As share-based compensation expense recognized during the current period is based on the value of the portion of share-based awards that is ultimately expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. The value of the portion of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service periods in our consolidated statements of operations. Share-based compensation expense recognized under SFAS No. 123R for the twelve months ended December 31, 2006 was $3.5 million related to stock options, restricted stock and the discount on employee stock purchases. For the twelve months ended December 31, 2005, we recorded share-based compensation expense of $0.7 million related to restricted stock and stock option awards granted prior to the IPO to employees and directors below the estimated fair market value of the underlying stock at the date of grant. For accounting purposes, the estimated fair market value of the underlying stock for these pre-IPO grants was determined in retrospect based on an independent valuation. See Notes 1 and 18 to our consolidated financial statements for additional information regarding the adoption of SFAS No. 123R.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly.

Valuation of Goodwill and Intangible Assets.  In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we test goodwill for impairment at least annually, or more frequently if events occur or circumstances exist which indicate that goodwill may be impaired. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel. We generally complete our annual analysis at fiscal year end. We apply a two-step fair value based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income (loss) from operations. Intangible assets with definite lives are also reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be realizable.

Management makes certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized. When necessary, we engage third party specialists to assist us with our valuations. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by management to be consistent with industry discount rates and the risks inherent in our current business model.

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

Results of Operations

Seasonality and Cyclicality

The ICS segment’s results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is normally lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, our ICS segment typically experiences lower gross and operating income in the first quarter.

However, demand for repair and maintenance services attributable to damage caused by inclement weather may partially offset the loss of revenues from lower demand for new projects and new MSAs. During the three months ended March 31, 2006 and the three months ended December 31, 2006, we experienced unusually mild weather which contributed to increased volume and financial performance in our natural gas, underground telecommunications and electric transmission services.

Working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring and summer when we increase outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. Activity in our industry and the available volume of work is affected by the highly cyclical spending patterns in the telecommunications and independent power producers (“IPP”) sectors. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States.

Our TS segment’s leasing of point-to-point telecommunications infrastructure is not significantly affected by seasonality.

Segments

We manage our operations in two segments, ICS and TS. The primary financial measures we use to evaluate segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted excludes expenses for the amortization of intangibles related to acquisitions and share-based compensation because we believe those expenses do not reflect the core performance of business segment operations. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income from continuing operations before income taxes, is provided in Note 19 to our consolidated financial statements, included elsewhere in this report on Form 10-K. Corporate overhead expenses have not been allocated to our segments because we evaluate segment performance prior to the allocation of corporate expenses.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Consolidated

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2005	Revenue	2006	Revenue
	(In thousands)		(In thousands)

Revenues	$853,076	100.0%	$992,305	100.0%
Cost of revenues	750,248	87.9%	846,646	85.3%

Gross profit	102,828	12.1%	145,659	14.7%
Selling, general and administrative expenses	73,737	8.7%	94,787	9.6%
Merger related costs	218	0.0%	—	0.0%
Provision for uncollectible accounts	156	0.0%	1,500	0.1%
Amortization of intangible assets	4,911	0.6%	1,004	0.1%

Income from operations	23,806	2.8%	48,368	4.9%
Interest income	388	0.0%	953	0.1%
Interest expense and amortization of debt discount	(8,157)	(1.0)%	(6,908)	(0.7)%
Write-off of deferred financing costs	—	0.0%	(4,296)	(0.4)%
Other income	6,663	0.8%	4,144	0.4%

Income before income taxes	22,700	2.6%	42,261	4.3%
Income tax expense	9,734	1.1%	16,391	1.7%

Income from continuing operations	12,966	1.5%	25,870	2.6%
Income (loss) from discontinued operations, net of tax	(1,069)	(0.1)%	2	0.0%
Gain on disposition of discontinued operations, net of tax	1,832	0.2%	273	0.0%

Net income	$13,729	1.6%	$26,145	2.6%

Revenues:  Total revenues increased $139.2 million, or 16%. Electric revenues increased by $138.0 million, or 29%, natural gas revenues were approximately the same as the comparable 2005 period, telecommunications revenues increased by $4.4 million, or 4%, and other revenue decreased by $6.2 million, or 39%.

Gross profit:  Gross profit increased $42.8 million, or 42% in 2006 due primarily to an increase in the volume of high voltage electric substation and transmission work as well as productivity and pricing improvements in our natural gas operations. Gross profit margins increased from 12.1% in 2005 to 14.7%.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased $21.1 million, or 29%. The increase was due primarily to an increase in salaries and benefits of $15.9 million, including increases in costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation, additional personnel costs due to the acquisition of EHVPC and severance costs. We also incurred costs of $0.7 million for the secondary offering completed in the first half of 2006 and increased legal fees. Those increases were partially offset by the absence in 2006 of a $1.6 million charge, recorded in the third quarter of 2005 for due diligence related to an abandoned acquisition, and a decrease in Sarbanes-Oxley compliance costs.

Provision for uncollectible accounts:  The $1.3 million increase in provision for uncollectible accounts was due to additional reserves taken during the year and the write-off of receivables deemed uncollectible.

Amortization of intangible assets:  The $3.9 million decrease in amortization of intangible assets was due to a lesser amount of intangible amortization related to acquired construction backlog, due to the completion in 2005 of most of the acquired contracts.

Interest income:  The $0.6 million increase in interest income was principally due to higher average cash balances in 2006.

Interest expense:  The $1.2 million decrease in interest expense was principally due to the lack of line of credit borrowings in 2006 and lower interest rates due to the refinancing of our senior credit facility.

Write-off of deferred financing costs:  In the second quarter of 2006, we refinanced our existing credit facility and recorded a $4.3 million noncash charge to write-off deferred financing costs related to the previous facility.

Other income, net:  The $2.5 million decrease in other income was due primarily to the 2005 reversal of a $3.8 million charge related to a litigation judgment settled in our favor during the first quarter of 2005, offset in part by a $0.9 million increase in gains on sale of property and equipment.

Provision for income taxes:  The provision for income taxes increased $6.7 million, due primarily to higher taxable income in the year ended December 31, 2006, partially offset by a decrease in our effective tax rate as a result of the change in the mix and location by state of work performed, higher tax-exempt interest income and an increased benefit from the federal qualified production activities deduction.

Discontinued operations, net of tax:  The income from discontinued operations for the year ended December 31, 2006 was less than $0.01 million compared to a loss of $(1.1) million for the year ended December 31, 2005. For 2005, those amounts reflect the operations of ULMS, ESI and MSI. For 2006, those amounts reflect the operations of MSI and the final resolution of liabilities related to ULMS. In the third quarter of 2005, we sold the stock of ESI and certain assets of ULMS for a $1.8 million gain, net of tax. In the third and fourth quarters of 2006 we sold certain assets of MSI and recorded a $0.3 million gain, net of tax.

Segments

	Year Ended	Year Ended
	December 31,	December 31,	Change
	2005	2006	$	%
	(In thousands)

Revenue:
Infrastructure Construction Services	$809,320	$946,321	$137,001	17%
Telecommunications Services	40,511	40,383	(128)	0%

Total segment revenues	849,831	986,704	136,873	16%
Corporate and eliminations	3,245	5,601	2,356	73%

Total revenue	$853,076	$992,305	$139,229	16%

	Year Ended	Year Ended
	December 31,	December 31,	Change
	2005	2006	$	%
	(In thousands)

Income from operations as adjusted:
Infrastructure Construction Services	$24,378	$50,778	$26,400	108%
Telecommunications Services	17,337	18,923	1,586	9%

Total segment income from operations as adjusted	41,715	69,701	27,986	67%
Corporate and eliminations	(12,998)	(16,869)	(3,871)	(30)%

Total income from operations as adjusted	$28,717	$52,832	$24,115	84%

ICS

Revenues:  ICS revenues increased $137.0 million, or 17%. Electric revenues increased by $138.0 million, or 29%, including $98.8 million from electric transmission services and $65.4 million from electric substation services, offset in part by a $26.3 million decrease from utility distribution and industrial electric services. The decrease in utility distribution and industrial electric work is due primarily to fewer IPP projects and delays in the timing of emission controls work. Natural gas revenues were approximately the same as the comparable 2005 period due to unusually mild weather in the first quarter of 2006 which enabled an increased volume of work to be performed, offsetting the exit of certain unprofitable contracts as planned and a decline in new housing construction in certain areas of the country. Telecommunications revenues increased by $4.4 million, or 4%, due primarily to an increase in demand for underground telecommunications infrastructure. Other revenue decreased by $6.2 million, or 39%.

Income from operations as adjusted:  Income from operations as adjusted increased $26.4 million, or 108%. The increase was due primarily to a $35.8 million increase in gross profit, partially offset by a $14.1 million increase in selling, general and administrative expenses. The increase in gross profit was due primarily to an increase in the volume of high voltage electric substation and transmission work; the earning of performance bonuses on certain electric distribution and substation projects; the absence of certain performance-related pricing concessions we made to a large customer in 2005; improvements in productivity in our natural gas operations; and the planned exit of certain unprofitable natural gas contracts. This increase was partially offset by a decrease in the volume of utility distribution and industrial electric work. Additionally, we recorded an $8.9 million charge for an electric transmission contract determined to be in a loss position and reversed the associated pre-tax profit of $1.6 million recognized in prior periods, which was greater than the $10.1 million charge in the comparable 2005 period for the loss on one underground utility construction project. Selling, general and administrative expenses increased primarily as a result of $11.0 million in higher personnel related expenses including costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation, additional personnel costs due to the acquisition of EHVPC and severance costs.

TS

Revenues:  TS revenues were approximately the same as the comparable 2005 period. We experienced a decrease in telecommunication construction services offset by an increase in dark fiber leases which is more profitable than construction work.

Income from operations as adjusted:  Income from operations as adjusted increased $1.6 million, or 9% due primarily to an increase in dark fiber lease revenue.

Corporate

Corporate and eliminations loss from operations as adjusted increased by $3.9 million due to an increase in corporate expenses, offset in part by an increase of $2.4 million for revenue related to administrative services we provide to one customer. Corporate expenses increased primarily for personnel related expenses including increased costs for additional personnel hired to manage business growth, incentive bonus compensation, share-based compensation and severance costs. We also incurred costs of $0.7 million for the secondary offering completed in the first half of 2006 and increased legal fees. Those increases were partially offset by the absence in 2006 of a $1.6 million charge, recorded in the third quarter of 2005 for due diligence related to an abandoned acquisition, and a decrease in Sarbanes-Oxley compliance costs.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Consolidated

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2004	Revenue	2005	Revenue
	(In thousands)		(In thousands)

Revenues	$632,604	100.0%	$853,076	100.0%
Cost of revenues	531,632	84.0%	750,248	87.9%

Gross profit	100,972	16.0%	102,828	12.1%
Selling, general and administrative expenses	63,210	10.0%	73,737	8.7%
Merger related costs	(228)	0.0%	218	0.0%
Provision (recoveries) of uncollectible accounts	(299)	0.0%	156	0.0%
Amortization of intangible assets	12,350	1.9%	4,911	0.6%

Income from operations	25,939	4.1%	23,806	2.8%
Interest income	513	0.1%	388	0.0%
Interest expense and amortization of debt discount	(10,178)	(1.6)%	(8,157)	(1.0)%
Loss on early extinguishment of debt	(4,444)	(0.7)%	—	0.0%
Other income (expense ((expense)	2,366	0.3%	6,663	0.8%

Income before income taxes	14,196	2.2%	22,700	2.6%
Income tax expense	5,796	0.9%	9,734	1.1%

Income from continuing operations	8,400	1.3%	12,966	1.5%
Income (loss) discontinued operations, net of tax	580	0.1%	(1,069)	(0.1)%
Gain on disposition of discontinued operations, net of tax	596	0.1%	1,832	0.2%

Net income	$9,576	1.5%	$13,729	1.6%

Revenues:  Total revenues increased $220.5 million, or 35%. Electric revenues increased by $114.9 million, or 32%, natural gas revenues increased by $53.6 million, or 25% and telecommunications revenues increased by $49.0 million, or 94%.

Gross profit:  Gross profit increased $1.9 million, or 1.8%, while gross profit margins declined from 16.0% in 2004 to 12.1% in 2005 due primarily to a $10.1 million loss on one underground utility construction project; a decline in the gross profit margin of aerial transmission work; an increase in the volume of lower margin electric and gas distribution work; and an increase in fuel prices. These decreases were partially offset by an increase in the volume of electric substation and telecommunications work, as well as a $1.3 million credit to insurance expense due to favorable loss development in our self-insured retentions.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased $10.5 million, or 17%. The increase is due primarily to expenses of $2.4 million for Sarbanes-Oxley compliance, a $1.6 million charge for due diligence related to an abandoned acquisition, incremental expenses related to 2004 acquisitions and additional personnel hired to grow the business. The increase over the prior period was partially offset by the absence in 2005 of $2.4 million incurred during 2004 for accounting and other fees related to our IPO. Selling, general and administrative expenses decreased as a percentage of revenue from 10% in 2004 to 9% in 2005.

Merger related costs:  The $0.4 million increase in merger related costs was due primarily to retention bonuses earned by employees during 2005.

Provision (recoveries) for uncollectible accounts:  The $0.5 million increase in the provision for uncollectible accounts was due primarily to the absence of settlements with customers that occurred during 2004.

Amortization of intangible assets:  The $7.4 million decrease in amortization of intangible assets was due to a lesser amount of acquired construction backlog amortization in 2005 compared to 2004, due to the completion in 2004 of the Path 15 project and other acquired contracts.

Interest expense:  The $2.0 million decrease in interest expense was principally due to a lower average debt balance in the current year.

Loss on early extinguishment of debt:  During the year ended December 31, 2004, we recorded a charge of $5.7 million related to the early extinguishment of a note payable to Exelon, offset by $1.1 million for accrued interest that was forgiven. Approximately $4.5 million of the loss on extinguishment of debt is recorded in continuing operations; the remaining $0.1 million relates to ULMS and is included in discontinued operations.

Other income, net:  The $4.3 million increase in other income was due primarily to the reversal of a $3.8 million charge for a litigation judgment recorded in 2003 and gains on equipment sales of $2.7 million.

Provision for income taxes:  The provision for income taxes increased to $9.7 million was due to higher taxable income in the year ended December 31, 2005. In addition, our effective tax rate was increased by a change in the mix of subsidiary operating results, which changes our state tax apportionment and the state tax rates to which our income is subject.

Discontinued operations, net of tax:  The loss from discontinued operations for the year ended December 31, 2005 was $(1.1) million compared to income from discontinued operations of $0.6 million in the prior year. These amounts reflect the operations of ULMS, OSP, and ESI for the year ended December 31, 2004 and ULMS and ESI for the year ended December 31, 2005. We sold the stock of ESI and certain assets of ULMS on August 1, 2005. We recorded a gain, net of tax, from the sale of discontinued operations of $1.8 million, net of tax, for the year ended December 31, 2005 compared to $0.6 million, net of tax, for the year ended December 31, 2004.

Segments

	Year Ended	Year Ended
	December 31,	December 31,	Change
	2004	2005	$	%
	(In thousands)

Revenue:
Infrastructure Construction Services	$602,458	$809,320	$206,862	34%
Telecommunications Services	30,282	40,511	10,229	34%

Total segment revenues	632,740	849,831	217,091	34%
Corporate and eliminations	(136)	3,245	3,381	2,486%

Total revenue	$632,604	$853,076	$220,472	35%

	Year Ended	Year Ended
	December 31,	December 31,	Change
	2004	2005	$	%
	(In thousands)

Income from operations as adjusted:
Infrastructure Construction Services	$37,190	$24,378	$(12,812)	(34)%
Telecommunications Services	13,258	17,337	4,079	31%

Total segment income from operations as adjusted	50,448	41,715	(8,733)	(17)%
Corporate and eliminations	(12,159)	(12,998)	(839)	(7)%

Total income from operations as adjusted	$38,289	$28,717	$(9,572)	(25)%

ICS

Revenues:  ICS revenues increased $206.9 million, or 34%. Electric revenues increased by $114.9 million, or 32%, including $49.9 million from increased utility distribution and industrial electric services, $35.4 million from electric substation services and $29.6 million from electric transmission services. Natural gas revenues increased by $53.6 million, or 25%, due primarily to our 2004 acquisition of EnStructure. Underground telecommunications revenue increased by $38.8 million, or 177%, due to an increase in demand for underground telecommunications infrastructure.

Income from operations as adjusted:  Income from operations as adjusted decreased $12.8 million, or 34%, due primarily to a decrease in gross profit and higher selling, general and administrative costs. The decline in gross profit margin was due primarily to a $10.1 million loss on one underground utility construction project; a decline in the gross profit margin of aerial transmission work performed in 2005 compared to 2004; an increase in the volume of lower margin electric and gas distribution work; and an increase in fuel prices. These decreases were partially offset by an increase in the volume of electric substation work. Selling, general and administrative costs increased by $7.9 million, due primarily to incremental expenses incurred from third quarter 2004 acquisitions and additional personnel hired to grow the business.

TS

Revenues:  TS revenues increased $10.2 million, or 34%, due to an increase in dark fiber leases and facility construction services, including the build-out of telecommunication infrastructure.

Income from operations as adjusted:  Income from operations as adjusted increased $4.1 million, or 31%, due primarily to an increase in gross margins from the increased revenue, partially offset by an increase of $1.4 million in selling, general and administrative costs primarily related to higher payroll and related costs.

Corporate

Corporate and eliminations loss from operations as adjusted increased by $0.8 million due to an increase in corporate expenses, offset in part by a $3.5 million increase in revenue related to administrative services we provide to one of our customers. Corporate expenses increased $3.8 million due primarily to expenses of $2.4 million for Sarbanes-Oxley compliance, a $1.6 million charge for due diligence related to an abandoned acquisition and additional payroll and related costs.

Liquidity and Capital Resources

Cash, Working Capital Requirements and Capital Expenditures

We anticipate that cash and cash equivalents as of December 31, 2006, our senior credit facility and future cash flow from operations will provide sufficient cash to meet operating needs for the next twelve months, based on expected levels of business, debt service requirements and planned capital expenditures. We may, however, find it necessary or desirable to seek additional financing to support growth, such as increased demand for our services as a result of the Energy Policy Act of 2005, or fund strategic initiatives, such as acquisitions. This could require an increase in our senior credit facility or the issuance of new debt or additional equity, which would be dilutive to existing shareholders.

Working capital needs are influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring season when we increase outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. We expect capital expenditures to range from $50 million to $55 million during 2007, which could vary depending on the timing of awards and work releases for new contracts. More than half of our expected capital expenditures are targeted for dark fiber expansion. We intend to fund these expenditures primarily with operating cash flows. We have reduced capital expenditures as a percentage of revenue over the past two years as a result of increased use of equipment leasing and improved equipment utilization.

Sources and Uses of Cash

As of December 31, 2006, we had cash and cash equivalents of $26.2 million and working capital of $107.4 million. As of the same date, we had $50.0 million drawn under our senior credit facility, $33.6 million in letters of credit outstanding thereunder, and $1.1 million drawn under our short-term credit facility, leaving $141.9 million available for additional borrowings. As of December 31, 2005, we had cash and cash equivalents of $31.6 million, working capital of $115.5 million, long-term debt of $83.9 million and $32.3 million in letters of credit outstanding, leaving $52.7 million available for additional borrowings at that time.

Cash from operating activities from continuing operations.  During the year ended December 31, 2006, net cash provided by operating activities from continuing operations was $68.0 million compared to $29.7 million for the year ended December 31, 2005. The principal source of operating cash was payments received from customers for contract services performed. The principal uses of operating cash were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during the year ended December 31, 2006 provided $14.6 million of operating cash flow from continuing operations, as compared to a usage of $11.3 million in operating cash flow from continuing operations during 2005. The greater source of cash from changes in operating assets and liabilities from continuing operations for the year ended December 31, 2006 included a $3.1 million decrease in contracts receivable, including costs and estimated earnings in excess of billings, net, compared to a $51.8 million increase during the year ended December 31, 2005. The decrease in contracts receivable and costs and estimated earnings in excess of billings, net, is due primarily to a decrease in days sales outstanding of 11 days offset by the 12% increase in revenues during the fourth quarter of 2006 compared to fourth quarter of 2005. A decrease in accounts payable offset by an increase in other current and accrued liabilities produced $4.5 million during the year ended December 31, 2006 as compared to a source of $28.2 million during 2005.

During the year ended December 31, 2005, net cash provided by operating activities from continuing operations was $29.7 million compared to $19.7 million for year ended December 31, 2004. The principal source of operating cash during 2005 was payments received from customers for contract services performed. The principal uses of operating cash during the 2005 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. Changes in operating assets and liabilities during 2005 used $11.3 million of operating cash flow from continuing operations, while during 2004 changes in operating assets and liabilities used $22.1 million in operating cash flow from continuing operations. The greater use of cash from changes in operating assets and liabilities from continuing operations for the year ended December 31, 2005 included a $51.8 million increase in contracts receivable, including from related parties and costs and earnings in excess of billings, net, compared to a $22.7 million increase during the year ended December 31, 2004. The decrease in other current assets during the year ended December 31, 2005 provided a $3.4 million source of cash compared to at $3.2 million use of cash during the year ended December 31, 2004. The change in accounts payable resulted in a $19.2 million source of cash during the year ended December 31, 2005 compared to a $6.4 million source of cash during the year ended December 31, 2004. An increase in current and accrued liabilities related to income taxes, and employee retention and bonuses provided a $9.0 million source of cash during the year ended December 31, 2005 compared to a $10.8 million use of cash due to the increase in current and accrued liabilities during the year ended December 31, 2004.

Cash from investing activities from continuing operations.  During the year ended December 31, 2006, net cash used by investing activities from continuing operations was $46.3 million compared to net cash used by investing activities from continuing operations of $19.4 million for the year ended December 31, 2005. The primary uses of cash for the year ended December 31, 2006 were for the purchases of equipment of $38.5 million and business acquisitions of $18.4 million, offset in part, by cash proceeds from the sale of discontinued operations of $2.6 million and proceeds from the sale of equipment of $7.7 million. The principal uses of cash during the year ended December 31, 2005 were the purchases of equipment of $30.5 million and business acquisitions of $6.5 million, offset in part, by cash proceeds from the sale of discontinued operations of $7.2 million, proceeds from the sale of equipment of $5.4 million, and the release of $5.0 million from restricted cash. The principal uses of cash during the year ended December 31, 2004 were cash payments at closing for the acquisitions of ITS, EnStructure and Utili-trax, net of cash acquired of $44.2 million, and purchases of equipment of $25.1 million, offset in part by $9.6 million in cash proceeds from the sale of discontinued operations and $3.7 million proceeds from sales of equipment.

Cash from financing activities from continuing operations.  During the year ended December 31, 2006, net cash used by financing activities from continuing operations was $27.1 million compared to net cash provided by financing activities from continuing operations of $0.1 million for the year ended December 31, 2005. The primary use of cash from financing activities for the year ended December 31, 2006 was related to the repayment of long-term debt and capital leases of $108.9 million and debt issuance costs of $1.4 million, partially offset by $75.0 million in proceeds from long-term borrowings, $1.1 million in proceeds from a short-term credit facility, $5.1 million in proceeds from the exercise of stock options and employee stock plan purchases and $2.0 million in proceeds from excess tax benefits received from stock-based compensation. The primary source of cash from financing activities for the year ended December 31, 2005 were $2.2 million from the exercise of stock options and employee stock options, offset by repayments of long-term debt and capital leases of $1.9 million. During the year ended December 31, 2004, net cash provided by financing activities from continuing operations was $45.1 million. The primary source of cash from financing activities for the year ended December 31, 2004 were $128.1 million of proceeds from issuance of common stock, $100.8 million of which was from our IPO and the remainder was from the issuance to then principal stockholders and certain members of management in conjunction with the acquisition of ITS. A portion of the IPO proceeds were used to repay $50.2 million of long-term debt and the $30.0 million principal amount of the subordinated note with Exelon.

During the year ended December 31, 2005, there was $0.6 million net cash reclassified to discontinued operations. For the year ended December 31, 2006, cash produced by operating activities from discontinued operations was $0.1 million and cash used in investing activities from discontinued operations was $0.1 million. The investing activities related to purchases of equipment.

Financing Agreements

On June 30, 2006, we entered into a new credit agreement (“Senior Credit Facility”) which provides for a secured revolving credit facility of $225.0 million which may be used for revolving credit borrowings, swing loans, not to exceed $10.0 million, and standby letters of credit, not to exceed $100.0 million. We have the right to seek additional commitments to increase the aggregate commitments up to $350.0 million, subject to compliance with applicable covenants. The Senior Credit Facility replaces our previous secured credit facility, which included an $85.0 million revolving credit commitment and $84.0 million in term loan commitments.

The proceeds from borrowings under the Senior Credit Facility were used to repay $83.6 million of outstanding debt existing as of June 30, 2006 under our previous amended and restated credit facility which was terminated upon repayment. Amounts outstanding at December 31, 2006 were $50.0 million in revolving credit borrowing and $33.6 million in letters of credit. The carrying amount of the long-term debt approximates the fair value because it bears interest at rates currently available to us for debt with similar maturities and collateral requirements. As a result of the refinancing of the previous credit facility, we recorded a $4.3 million charge in the second quarter of 2006 to write-off the related deferred financing costs. For a discussion of fees and covenants related to our Senior Credit Facility, see Note 10 to our consolidated financial statements.

In connection with the November 14, 2005 acquisition of EHVPC we assumed an undrawn short-term operating loan (“Short-Term Credit Facility”). The Short-Term Credit Facility provides for revolving credit borrowings up to $1.6 million pursuant to certain minimum lending margin requirements. The amount outstanding at December 31, 2006 was $1.1 million.

Contractual Obligations and Other Commitments

As of December 31, 2006, our future contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations(1)	Total	Year	Years	Years	Years

Long-term debt obligations	$50,056	42	14	—	50,000
Short-term credit facility	1,077	1,077	—	—	—
Operating lease obligations	58,254	17,020	31,534	3,025	6,675
Capital lease obligations	91	35	56	—	—
Projected interest payments on long term debt(2)	20,152	3,223	6,455	6,447	4,027
Contingent earnout and purchase price adjustments(3)	1,900	1,000	900	—	—
Other long-term liabilities:
Non-vested options exercised(4)	20	20	—	—	—
Other(5)	6,080	531	3,562	309	1,678

Total	$137,630	22,948	42,521	9,781	62,380

(1)	Trade accounts payable are not included in Contractual Obligations.

(2)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 31, 2006. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

(3)	See discussion below in “— Contingent Earnout Payments.”

(4)	See Note 16 to our consolidated financial statements included elsewhere in this report on Form 10-K.

(5)	Approximately $0.7 million of this balance relates to insurance claims that are expected to be paid by our insurance carrier. A corresponding receivable is recorded in deferred charges and other assets on our consolidated balance sheets. Additionally, approximately $2.8 million relates to deferred and accrued rents at certain occupied locations.

Contingent Earnout Payments

Pursuant to the terms of the EHVPC acquisition agreement, $0.6 million of the consideration was subject to a holdback provision. The holdback is payable in 2007 and payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us. Pursuant to the terms of the RUE acquisition agreement, $1.3 million of the consideration was subject to a holdback provision. Of this amount, $0.4 million is payable upon filing of the final 2006 seller period tax returns and $0.9 million at 18 months from the date of acquisition. These holdback amounts are reflected as liabilities on the balance sheet as their payment is not contingent on future performance or the achievement of future milestones by RUE.

Off-Balance Sheet Arrangements

As is common in our industry and in the ordinary course of business, we entered into certain off-balance sheet arrangements that create risks not directly reflected in our balance sheets. Our principal off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees. We have not engaged in any off-balance sheet financing arrangements through variable interest entities, and we do not guarantee the work or obligations of third parties.

Operating Leases.  We enter into non-cancelable operating leases for many of our facilities, vehicles and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. We expense lease payments as incurred. At the end of the lease, we generally have no further obligation to the lessors. We may decide to cancel or terminate a lease before the end of its term, in which case we are liable to the lessors for the remaining lease payments under the term of the lease.

Letters of Credit.  Some customers require us to post letters of credit to guarantee performance and ensure payment to our subcontractors and vendors under our contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs, which constitute a significant portion of our outstanding letters of credit. Such letters of credit are issued under our Senior Credit Facility. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record an expense for the reimbursement. To date we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

At December 31, 2006, we had $33.6 million in letters of credit outstanding under our Senior Credit Facility, primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2007. Upon maturity, we expect that the majority of these letters of credit will be renewed for subsequent one-year periods. We expect to continue to utilize a significant portion of our letter of credit availability to maintain our insurance availability and cost structure. Although not actual borrowings, letters of credit do reflect potential liabilities under our Senior Credit Facility and therefore are treated as a use of borrowing capacity thereunder, reducing our borrowing availability for other purposes.

Surety Guaranties.  Consistent with industry practice, many customers, particularly in connection with fixed-price new construction contracts, require us to post surety bonds to provide assurance regarding our performance under the terms of a contract and our payments to subcontractors and vendors. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any reimbursements to our surety for bond-related costs. As of December 31, 2006, the total amount of bonded backlog was approximately $106.6 million.

Concentration of Credit Risk

We selectively grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. In most cases, we are entitled to payment for work performed and have certain lien rights on our services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. We believe we do not currently have any significant exposure to collection of receivables from customers. Certain of our utility customers are experiencing challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility of receivables for services we perform.

One customer, Exelon, accounted for $137.7 million, or 14%, of revenues for the year ended December 31, 2006. At December 31, 2006, Exelon represented $11.4 million, or approximately 7% of accounts receivables. No other customers represented 10% or more of accounts receivables or revenues as of, or for the year ended, December 31, 2006. Refer to Note 13 of our consolidated financial statements for additional information.

Employment Agreements

We entered into employment agreements with certain management employees which, in exchange for non-competition, non-solicitation and confidentiality agreements, provide in general that, if we terminate the employee’s employment without cause (as defined in the new employment agreements) or the employee terminates employment for good reason (as defined in the new employment agreements), we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility. In addition, these employment agreements provide that if an employee is terminated following a change in control of InfraSource Services, Inc. the employee shall receive additional benefits, including acceleration of all unvested equity awards. We have the unilateral right to extend certain of those non-competition periods in exchange for increased severance payments.

Related Party Transactions

In the normal course of business, from time to time we enter into transactions with related parties. We have entered into transactions with our former Principal Stockholders and some of our officers and employees. See Item 13 “Certain Relationships and Related Transactions” and Note 15 to our consolidated financial statements included elsewhere in this report on Form 10-K for more information.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that the adoption of FIN No. 48 will result in a significant charge to our opening retained earnings at January 1, 2007 or have a significant impact on our results of operations for fiscal years beginning after the effective date.

The SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 was effective for us beginning with the fiscal year ended December 31, 2006. SAB No. 108 did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

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

We are exposed to market risks, primarily related to increases in fuel prices and adverse changes in interest rates, as discussed below. We have not historically and do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

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

Interest Rates.  As of December 31, 2006, the $50.0 million borrowing under our Senior Credit Facility was subject to floating interest rates. During 2006, we had an interest rate swap on a $30.0 million notional amount where we paid a fixed rate of 2.395% in exchange for three month LIBOR through October 10, 2006. We also had a 4.00% interest rate cap that matured on October 10, 2006 on a $40.0 million notional amount. Subsequent to the June 30, 2006 debt refinancing, our interest rate cap and interest rate swap were no longer designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149; however those derivative instruments continued to hedge the variability of cash flows related to our variable rate debt until their expiration in October 2006. We are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. The detrimental effect on our quarterly pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.2 million.

Currency Risk.  With our November 2005 acquisition of our Canadian subsidiary, we are subject to currency fluctuations. We do not expect any such currency risk to be material.

Gasoline and Diesel Fuel.  To the extent we cannot mitigate increases in fuel prices through surcharges and other contract provisions with our customers, our operating income will be affected. In December 2006, we entered into fuel caps to mitigate a portion of our exposure to price fluctuations of gasoline and diesel fuel. These derivative instruments have not been designated as cash flow hedges, therefore changes in fair value are recorded in current period income.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2006 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of InfraSource Services, Inc.:

We have completed integrated audits of InfraSource Services, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InfraSource Services, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 13, 2007

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2006
	(In thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$31,639	$26,209
Contract receivables (less allowances for doubtful accounts of $3,184 and $3,770, respectively)	136,610	166,780
Costs and estimated earnings in excess of billings	84,360	59,012
Inventories	5,131	5,443
Deferred income taxes	4,683	8,201
Other current assets	7,678	6,384
Current assets — discontinued operations	3,033	746

Total current assets	273,134	272,775

Property and equipment (less accumulated depreciation of $55,701 and $73,302, respectively)	143,881	154,578
Goodwill	138,054	146,933
Intangible assets (less accumulated amortization of $19,861 and $20,865, respectively)	1,884	900
Deferred charges and other assets, net	12,117	5,529
Assets held for sale	—	517
Noncurrent assets — discontinued operations	319	—

Total assets	$569,389	$581,232

Current liabilities:
Current portion of long-term debt	$889	$42
Current portion of capital lease obligations	—	35
Short-term credit facility borrowings	—	1,077
Other liabilities — related parties	11,299	766
Accounts payable	50,923	47,846
Accrued compensation and benefits	20,402	27,951
Other current and accrued liabilities	20,434	22,096
Accrued insurance reserves	30,550	36,166
Billings in excess of costs and estimated earnings	15,012	23,245
Deferred revenues	6,590	6,188
Current liabilities — discontinued operations	1,501	—

Total current liabilities	157,600	165,412

Long-term debt, net of current portion	83,019	50,014
Capital lease obligations, net of current portion	—	56
Deferred revenues	17,826	16,347
Other long-term liabilities — related party	420	900
Deferred income taxes	3,320	3,750
Other long-term liabilities	5,298	5,568
Non-current liabilities — discontinued operations	50	—

Total liabilities	267,533	242,047

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized — 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock $.001 par value (authorized — 120,000,000 shares; issued 39,396,694 and 40,263,739 shares, respectively, and outstanding — 39,366,824 and 40,233,869, respectively)	39	40
Treasury stock at cost (29,870 shares)	(137)	(137)
Additional paid-in capital	278,387	288,517
Deferred compensation	(1,641)	—
Retained earnings	24,640	50,785
Accumulated other comprehensive income (loss)	568	(20)

Total shareholders’ equity	301,856	339,185

Total liabilities and shareholders’ equity	$569,389	$581,232

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands, except per share data)

Revenues	$632,604	$853,076	$992,305
Cost of revenues	531,632	750,248	846,646

Gross profit	100,972	102,828	145,659

Selling, general and administrative expenses	63,210	73,737	94,787
Merger related costs	(228)	218	—
Provision for uncollectible accounts	(299)	156	1,500
Amortization of intangible assets	12,350	4,911	1,004

Income from operations	25,939	23,806	48,368
Interest income	513	388	953
Interest expense	(10,178)	(8,157)	(6,908)
Loss on early extinguishment of debt	(4,444)	—	—
Write-off of deferred financing costs	—	—	(4,296)
Other income, net	2,366	6,663	4,144

Income from continuing operations before income taxes	14,196	22,700	42,261
Income tax expense	5,796	9,734	16,391

Income from continuing operations	8,400	12,966	25,870
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $365, $(699) and $1, respectively)	580	(1,069)	2
Gain on disposition of discontinued operation (net of income tax provision of $410, $1,372 and $165, respectively)	596	1,832	273

Net income	$9,576	$13,729	$26,145

Basic income (loss) per share:
Income from continuing operations	$0.24	$0.33	$0.65
Income (loss) from discontinued operations	0.01	(0.03)	0.00
Gain on disposition of discontinued operation	0.02	0.05	0.01

Net income	$0.27	$0.35	$0.66

Weighted average basic common shares outstanding	35,172	39,129	39,757

Diluted income (loss) per share:
Income from continuing operations	$0.23	$0.32	$0.64
Income (loss) from discontinued operations	0.01	(0.03)	0.00
Gain on disposition of discontinued operation	0.02	0.05	0.01

Net income	$0.26	$0.34	$0.65

Weighted average diluted common shares outstanding	36,139	39,943	40,364

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)

Net income	$9,576	$13,729	$26,145
Foreign currency translation adjustments, net of tax benefit of $0, $0 and $0	—	88	(108)
Fair value adjustments on derivatives, net of tax benefit of $271, $89 and $(360)	394	72	(480)

Comprehensive income	$9,970	$13,889	$25,557

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

							Accumulated
							Other
							Comprehensive
							Income
							Fair	Foreign
					Additional		Value	Currency
	Common Stock		Treasury Stock		Paid-In	Deferred	Adjustment on	Translation	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Derivatives	Adjustment	Earnings	Total
	(In thousands, except share amounts)

Balance as of December 31, 2003	19,914,840	$20	—	$—	$91,695	$(215)	$14	$—	$1,335	$92,849

Common Stock issued:
Acquisition of Maslonka	4,330,820	4	—	—	50,667	—	—	—	—	50,671
Company management	37,367		—	—	437	—	—	—	—	437
Principal shareholders	5,894,583	6	—	—	27,079	—	—	—	—	27,085
Initial public offering	8,500,000	9	—	—	100,773	—	—	—	—	100,782
Vesting of early exercised options	154,786	—	—	—	715	—	—	—	—	715
Unearned compensation	—	—	—	—	212	(212)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	98	—	—	—	98
Stock options exercised	70,847	—	—	—	326	—	—	—	—	326
Income tax benefit from options exercised	—	—	—	—	664	—	—	—	—	664
Issuance of shares under employee stock purchase plan	39,485	—	—	—	386	—	—	—	—	386
Net income					—	—	—	—	9,576	9,576
Other comprehensive income	—	—	—	—	—	—	394	—	—	394

Balance as of December 31, 2004	38,942,728	$39	—	$—	$272,954	$(329)	$408	$—	$10,911	$283,983
Vesting of early exercised options	103,263	—	—	—	475	—	—	—	—	475
Treasury stock	29,870	—	(29,870)	(137)	137	—	—	—	—	—
Unearned compensation	—	—	—	—	2,092	(2,092)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	780	—	—	—	780
Stock options exercised	176,997	—	—	—	888	—	—	—	—	888
Income tax benefit from options exercised	—	—	—	—	545	—	—	—	—	545
Issuance of shares under employee stock purchase plan	143,836	—	—	—	1,296	—	—	—	—	1,296
Net income	—	—	—	—	—	—	—	—	13,729	13,729
Other comprehensive income	—	—	—	—	—	—	72	88	—	160

Balance as of December 31, 2005	39,396,694	$39	(29,870)	$(137)	$278,387	$(1,641)	$480	$88	$24,640	$301,856
Vesting of early exercised options	196,651	—	—	—	904	—	—	—	—	904
Reclass of deferred compensation	—	—	—	—	(1,641)	1,641	—	—	—	—
Stock options exercised and vested restricted stock	548,971	1	—	—	3,584	—	—	—	—	3,585
Income tax benefit from options exercised	—	—	—	—	2,343	—	—	—	—	2,343
Issuance of shares under employee stock purchase plan	121,423	—	—	—	1,480	—	—	—	—	1,480
Stock compensation expense	—	—	—	—	3,460	—	—	—		3,460
Net income	—	—	—	—	—	—	—	—	26,145	26,145
Other comprehensive loss	—	—	—	—	—	—	(480)	(108)	—	(588)

Balance as of December 31, 2006	40,263,739	$40	(29,870)	$(137)	$288,517	$—	$—	$(20)	$50,785	$339,185

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income	$9,576	$13,729	$26,145
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Income from and gain on sale of discontinued operations — net of taxes	(1,176)	(763)	(275)
Depreciation	24,728	27,540	25,601
Amortization of intangibles	12,350	4,911	1,004
Gain on sale of assets	(1,412)	(2,714)	(3,365)
Deferred income taxes	(7,614)	3,390	(3,650)
Loss on early extinguishment of debt	4,444	—	—
Stock based compensation	—	711	3,460
Write-off of deferred financing costs	—	—	4,296
Reversal of litigation judgment	—	(4,279)	—
Other	900	(1,519)	97
Changes in operating assets and liabilities, net of effects of acquisitions:
Contract receivables, net	(22,877)	(31,319)	(30,936)
Contract receivables due from related parties, net	14,617	—	—
Costs and estimated earnings in excess of billings, net	(14,431)	(20,436)	34,033
Inventories	(1,913)	788	(312)
Other current assets	(3,221)	3,366	1,905
Deferred charges and other assets	(2,079)	866	607
Accounts payable	6,410	19,228	(4,269)
Other current and accrued liabilities	(10,794)	9,020	8,770
Accrued insurance reserves	6,282	4,508	5,616
Deferred revenue	6,150	2,122	(1,880)
Other liabilities	(242)	535	1,113

Net cash flows provided by operating activities from continuing operations	19,698	29,684	67,960
Net cash flows provided by (used in) operating activities from discontinued operations	2,601	(275)	94

Net cash flows provided by operating activities	22,299	29,409	68,054

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(44,163)	(6,460)	(18,355)
Proceeds from restricted cash	—	5,000	—
Proceeds from derivatives	—	—	273
Proceeds from sale of discontinued operations	9,562	7,164	2,569
Proceeds from sales of equipment	3,655	5,388	7,693
Additions to property and equipment	(25,061)	(30,471)	(38,499)

Net cash flows used in investing activities from continuing operations	(56,007)	(19,379)	(46,319)
Net cash flows used in investing activities from discontinued operations	(1,048)	(284)	(94)

Net cash flows used in investing activities	(57,055)	(19,663)	(46,413)

Cash flows from financing activities:
Net borrowings under short-term credit facility	—	—	1,077
Borrowings of long-term debt	—	—	75,000
Repayments of long-term debt and capital lease obligations	(84,301)	(1,904)	(108,851)
Debt issuance costs	(1,588)	(169)	(1,440)
Excess tax benefits from stock-based compensation	—	—	2,018
Proceeds from exercise of stock options	2,962	2,184	5,125
Proceeds from sale of common stock	128,039	—	—

Net cash flows provided by (used in) financing activities from continuing operations	45,112	111	(27,071)
Net cash flows used in financing activities from discontinued operations	(1,000)	—	—

Net cash flows provided by (used in) financing activities	44,112	111	(27,071)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	9,356	9,857	(5,430)
Cash and cash equivalents provided by (transferred to) discontinued operations	(553)	559	—
Cash and cash equivalents — beginning of period	12,419	21,222	31,639
Effect of exchange rates on cash	—	1	—

Cash and cash equivalents — end of period	$21,222	$31,639	$26,209

The accompanying notes are an integral part of these consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)
Supplemental cash flow information:
Interest	$8,159	$6,946	$5,773
Taxes	17,267	12,129	20,167
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Distribution of property and equipment owed to related party	$7,218	$—	$—
Loss on early extinguishment of the note payable to Exelon	4,444	—	—
Distribution to related party for contingent earn out	—	—	7,089
Accounts payable balance related to purchases of property and equipment	1,652	1,078	2,231
Fair value of assets acquired	68,579	2,386	1,826
Goodwill	64,021	2,595	7,545
Liability to sellers for taxes and cash holdback	(7,204)	3,145	2,159
Liabilities assumed	(23,300)	(797)	(263)
Equity issued to sellers	(50,671)	—	—
Cash paid for acquisition, net of cash acquired	(51,425)	(7,329)	(11,267)

The accompanying notes are an integral part of these consolidated financial statements.

1.	Background and Summary of Significant Accounting Policies

Organization and Description of Business:  InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our.” We operate in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing, maintenance and repair services for utility infrastructure. Our ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. Our TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. We operate in multiple service territories throughout the United States and we do not have significant operations or assets outside the United States.

On September 24, 2003, we acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, pursuant to a merger transaction (the “Merger”). On May 12, 2004, we completed an IPO of 8,500,000 shares of common stock.

At the time of the IPO, our principal stockholders were OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “former Principal Stockholders”), both Delaware limited partnerships. In 2006, the former Principal Stockholders and certain other stockholders completed two secondary underwritten public offerings of our common stock. The first occurred on March 24, 2006, in which they sold 13,000,000 shares of our common stock at $17.50 per share (plus an additional 1,950,000 shares sold following exercise of the underwriters’ over-allotment option). The second occurred on August 9, 2006, in which they sold 10,394,520 shares of our common stock at $17.25 per share (plus an additional 559,179 shares sold following exercise of the underwriters’ over-allotment option). We did not issue any primary shares and did not receive any of the proceeds from those offerings. As of December 31, 2006, the former Principal Stockholders no longer own any of our common stock.

Basis of Presentation:  The accompanying consolidated financial statements reflect our financial position as of December 31, 2005 and 2006 and our results of operations and cash flows for the years ended December 31, 2004, 2005 and 2006.

During the years ended December 31, 2004, 2005, and 2006 we committed to plans to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”), Electric Services, Inc. (“ESI”) and Mechanical Specialties, Inc. (“MSI”), respectively. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of OSP Consultants, Inc and Subsidiaries (“OSP”), ULMS, ESI and MSI are reflected as discontinued operations in our accompanying financial statements through their respective dates of disposition (see Note 3). We do not allocate corporate debt and interest expense to discontinued operations. Only debt amounts that are specific to the discontinued operations will be reflected in discontinued operations.

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications:  Certain amounts in the accompanying financial statements have been reclassified for comparative purposes.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; amounts contained in certain of the notes to the consolidated financial statements; and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions we may undertake in the future, actual results could differ significantly from those estimates and assumptions. Our more significant estimates relate to revenue recognition, self insurance reserves, share-based compensation, valuation of goodwill and intangible assets, and income taxes.

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

Revenues from master service agreements (“MSAs”) and maintenance contracts are based on unit prices or time and materials and are recognized as the units are completed (“units of production” method). Revenues earned on short-term projects and under contracts providing for substantial performance of services are recorded under the completed contract method. Revenues earned pursuant to fiber-optic facility licensing agreements, including initial fees are recognized ratably over the expected length of the agreements, including likely renewal periods. Advanced billings on fiber-optic agreements are recognized as deferred revenue on our balance sheets.

In accordance with industry practice, the classification of construction contract-related current assets and current liabilities are based on our contract performance cycle, which may exceed one year. Accordingly, retainage receivables, which are classified as current, will include certain amounts which may not be collected within one year. The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the majority of the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances are included in contract receivables. Costs and estimated earnings in excess of billings primarily relate to revenues for completed but unbilled units under unit-based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for non-unit based contracts. For those contracts in which billings exceeded contract revenues recognized to date, such excesses are included in billings in excess of costs and estimated earnings in the accompanying balance sheets.

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

Book Overdrafts:  During 2006, the Company revised the classification for book overdrafts (outstanding checks on zero balance disbursement bank accounts that are funded from an investment account maintained with another financial institution upon presentation for payment) in the consolidated balance sheets and statement of cash flows. Prior to this revision, these amounts were reported as a reduction to cash and accounts payable. We had $7.4 million and $6.7 million of book overdrafts at December 31, 2005 and 2006, respectively, and these amounts are included in cash and accounts payable. Additionally, this revision (decreased) increased net cash flows provided by operating activities from continuing operations by ($0.4) million and $7.4 million for the years ended December 31, 2004 and 2005, respectively.

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

Capitalized Software:  In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Those capitalized costs are amortized on a straight-line basis over the economic useful life, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

Goodwill and Intangible Assets:  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill is subject to an assessment for impairment using a two-step fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. We complete an annual analysis of our reporting units at each fiscal year end. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill and a corresponding charge to operating expense.

We amortize intangible assets, consisting of construction backlog and volume agreements from acquired businesses as those assets are utilized or on a straight line basis over the one to five year life of those agreements (see Note 8). During the year ended December 31, 2004, we revised our estimates for intangible asset amortization related to backlog and volume agreements to more accurately reflect revenue derived from those intangibles. In the first quarter of 2004, we began calculating amortization expense using actual volume, rather than volume estimates derived from third-party valuations. For the year ended December 31, 2004, the change in our volume based estimate resulted in a $0.8 million decrease in net income and a $0.02 decrease in both basic and diluted net income per share.

Deferred Charges and Other Assets:  Deferred charges and other assets consist primarily of debt issuance costs, dark fiber inventory, refundable security deposits and insurance claims in excess of deductibles. Costs associated with debt are capitalized and amortized into interest expense over the lives of the respective debt instruments.

Accounting for the Impairment of Long-Lived Assets:  We account for impairment of long-lived assets in accordance with SFAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such impairment was recorded as of December 31, 2005 or 2006. Assets to be disposed of are reclassified to assets held for sale at the lower of their carrying value amount or fair value net of selling costs.

Income Taxes:  We follow the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Income taxes consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recorded against a deferred tax asset when it is determined to be more likely than not that the asset will not be realized.

SFAS No. 109 requires an intra-period tax allocation of the income tax expense or benefit for the year among continuing operations, discontinued operations, extraordinary items, other comprehensive income, and items charged or credited directly to shareholders’ equity. SFAS No. 123R (see Share-Based Compensation) requires that if tax deductions for stock based compensation exceed the cumulative book compensation cost recognized, the excess tax benefit will be recognized as additional paid-in capital. The Company calculates the intra-period tax allocation to shareholders’ equity for excess tax benefits related to stock based compensation in accordance with SFAS No. 123R by including only the direct effects of the tax deduction for stock based compensation.

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

Other Comprehensive Income (Loss):  Other comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the years ended December 31, 2004, 2005 and 2006, we have recorded other comprehensive income (loss) of $0.4 million, $0.1 million and $(0.5) million, respectively, related to the fair value of the interest rate swap and cap we entered into in October 2003 (see Note 11). Also during the year ended December 31, 2005 and

2006, we recorded other comprehensive income (loss) of $0.1 million and $(0.1) million for the foreign currency translation adjustment related to our Canadian operations.

Share-Based Compensation:  On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment,” relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in adopting SFAS No. 123R.

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

We adopted SFAS No. 123R using the modified prospective transition method. Our consolidated financial statements as of and for the year ended December 31, 2006 include the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123R. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $3.5 million, (refer to Note 18 for additional information). For the years ended December 31, 2004 and 2005, we recorded pre-tax share-based compensation expense of $0.1 million and $0.8 million related to stock options which were granted to employees and directors prior to our IPO which were determined to be below the fair market value of the underlying stock at the date of grant and also restricted stock awards. For the year ended December 31, 2006 share-based compensation expense included in cost of revenues is $0.3 million and in selling, general and administrative expenses is $3.2 million.

During the year ended December 31, 2006, share-based compensation expense lowered our results of operations as follows:

For the Year Ended
December 31,
2006
(In thousands
except per
share amounts)

Income from continuing operations before income taxes	$3,149
Income from continuing operations	1,890
Net income	1,890
Basic net income per share	$0.05
Diluted net income per share	0.05

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We value share-based awards using the Black-Scholes option pricing model and recognize compensation expense on a straight-line basis over the requisite service periods. Share-based compensation expense recognized during the current period is based on the value of the portion of share-based awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical activity. Share-based compensation expense recognized in our consolidated statements of operations for the year-ended December 31, 2006 includes (i) compensation expense for share-based awards granted prior to but not vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Share-based compensation expense recognized for 2006 is based on awards ultimately expected to vest, net of estimated forfeitures. Previously in our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share for the period prior to adoption of SFAS No. 123R, as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2004	2005
	(In thousands)

Net income as reported	$9,576	$13,729
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(821)	(1,277)
Add: Total stock-based employee compensation expense, net of related tax effects included in the determination of net income as reported	218	464

Pro forma net income	$8,973	$12,916

Basic and diluted income per share:
Basic net income per share as reported	$0.27	$0.35
Basic net income per share pro forma	0.26	0.33
Diluted net income per share as reported	0.26	0.34
Diluted net income per share pro forma	0.25	0.32

Derivatives:  We utilize derivative financial instruments to reduce interest rate and fuel price risks. We do not hold derivative financial instruments for trading purposes. All derivatives are accounted for in accordance with SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149. All interest rate related derivatives are recognized on the balance sheet at fair value. The fair value is estimated based on the amount we would receive or pay to terminate the contracts. We designate our derivatives based upon criteria established by SFAS No. 133. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction.

Earnings Per Share:  Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share includes only the weighted average number of common shares outstanding during the period, as adjusted for the effect of the bonus element (see Note 17). Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period, when such instruments are dilutive.

Multiemployer Benefit Plans:  Certain of our subsidiaries utilize unionized labor, and as such are required to make contractor contributions to the multiemployer retirement plans of certain unions. Were we to cease participation in those unions, a liability could potentially be assessed related to any underfunding of these plans. The amount of any such assessment, were such an assessment to be made, is not subject to reasonable estimation. However, we have never received any such assessments, and do not consider future assessments to be likely.

Fair Value of Financial Instruments:  The carrying values of cash and cash equivalents, contract receivables, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of those instruments. The carrying value of the capital lease obligations approximate fair value because they bear interest rates currently available to us for debt with similar terms and remaining maturities. The fair value of our debt instruments are discussed in Note 10.

Warranty Costs:  We do not have a general warranty program. For certain contracts, we warrant labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon management’s estimate of future costs. As of December 31, 2005 and 2006, accrued warranty costs were $0.2 million and included in other current and accrued liabilities.

Collective Bargaining Agreements:  Certain of our subsidiaries are party to various collective bargaining agreements for certain of their employees. The agreements require such subsidiaries to pay specified wages and provide for certain benefits to their union employees. Those agreements expire at various times.

Litigation Costs:  Legal settlements are accrued if they are probable and can be reasonably estimated. Costs incurred for litigation are expensed as incurred.

Self-Insurance:  The InfraSource Group was insured for workers’ compensation and employer’s liability, auto liability and general liability claims, subject to a deductible of $0.5 million per occurrence for the period January 1, 2004 through September 30, 2004. As of October 1, 2004, we have agreements to insure us for workers’ compensation and employer’s liability, auto liability and general liability, subject to a deductible of $0.75 million, $0.5 million and $0.75 million per occurrence, respectively. Losses up to the stop loss amounts are accrued based upon our estimate of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts, actuarial estimates and historical trends. Management believes such accruals to be adequate; however, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. In addition, claims covered by the insurance carrier are accrued, with corresponding receivable amounts in our consolidated balance sheets.

During the year ended December 31, 2005 we recorded an adjustment to reduce insurance expense by $1.3 million as a result of updated actuarial estimates reflecting favorable loss development in our self insured retentions. At December 31, 2005 and 2006, the amounts accrued for self-insurance claims by us were $30.6 million and $36.2 million, respectively.

New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that the adoption of FIN No. 48 will result in a significant charge to our opening retained earnings at January 1, 2007 or have a significant impact on our results of operations for fiscal years beginning after the effective date.

The SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 was effective for us beginning with the fiscal year ended December 31, 2006. SAB No. 108 did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

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

2.	Merger and Acquisitions

Acquisition of ITS:  On January 27, 2004, we acquired all of the voting interests of Maslonka & Associates, Inc. or Maslonka (which we re-branded as “InfraSource Transmission Services Company,” or “ITS”), a complementary infrastructure services business, for total purchase price consideration of $83.2 million, which included the issuance of 4,330,820 shares of our common stock, cash, transaction costs and purchase price contingencies. The value of the shares issued to Maslonka stockholders was determined to be approximately $50.7 million. The allocation of the purchase price was subject to a working capital adjustment and settlement of holdback adjustments to the purchase price in accordance with the terms of the acquisition agreement. Under terms of the holdback provisions, we withheld $6.6 million in cash and 957,549 shares of common stock. We finalized the working capital adjustment in July 2005 and released half of the holdback equal to $3.3 million in cash and 478,775 shares of common stock to the sellers in accordance with the acquisition agreement. The balance of the cash holdback, including accrued interest, and the remaining 478,774 shares were released in January 2006. Of the cash holdback amount, $5.5 million was contingent upon ITS’s achievement of certain performance targets as well as satisfaction of any indemnification obligations owed to us. In the fourth quarter of 2004, based on an evaluation of the performance targets detailed in the acquisition agreement, we recorded the $5.5 million additional contingent purchase price. During the year ended December 31, 2005, the working capital settlement and remaining purchase price adjustments caused an increase to the goodwill balance of $0.4 million. ITS results were included in our consolidated results beginning January 27, 2004.

Additionally, at the time of the acquisition, ITS had an outstanding letter of credit collateralized with a $5.0 million time deposit account provided by the Maslonka stockholders, which we acquired in the acquisition. As required under the acquisition agreement, we reimbursed the Maslonka stockholders for the $5.0 million in the third quarter of 2004. After giving effect to the holdback and the reimbursement of the time deposit account, the amount paid at closing was $26.7 million in cash and 3,373,271 shares of common stock. We financed the cash portion of the ITS acquisition with cash on hand and the issuance of 5,931,950 shares of common stock to our then principal stockholders and certain members of our management team for cash of $27.5 million.

Intangible assets consisting of construction backlog were valued at $11.5 million and were amortized over the life of the related contracts. The amortization of those intangible assets as well as the goodwill of $62.8 million is not deductible for tax purposes. ITS is part of ICS and all related goodwill is included in the ICS segment.

The aggregate purchase price for the ITS acquisition is as follows:

(In thousands)

Cash paid to sellers, including cash holdback	$21,643
Transaction costs	565
Repayment of debt and capital leases	10,314
Equity issued to sellers	50,671

Total purchase price consideration	$83,193

The purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In thousands)

Contract receivables	$6,172
Costs and estimated earnings in excess of billings	6,437
Deferred tax asset — current	1,542
Other current assets	1,166
Property and equipment	9,561
Goodwill	62,803
Intangible assets	11,500
Other non-current assets	5,319
Accounts payable and accrued expenses	(15,509)
Long-term debt	(1,000)
Deferred tax liability	(4,798)

Total net assets acquired	$83,193

Acquisition of Utili-Trax:  On August 18, 2004, we acquired substantially all of the assets and assumed certain liabilities of Utili-Trax Contracting Partnerships, LLC (“Utili-Trax”), which provides underground and overhead construction services for electric cooperatives and municipal utilities throughout the upper Midwest, for total purchase price consideration of $5.3 million in cash, including transaction costs. The intangible asset valued at $0.9 million relates to a customer volume agreement which is being amortized over the life of the contract. The amortization of intangible assets and goodwill are deductible for tax purposes. The results of Utili-Trax were included in our consolidated results beginning August 18, 2004. Since Utili-Trax is part of our ICS segment, all resulting goodwill is included in the ICS segment.

The purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In thousands)

Contract receivables	$469
Costs and estimated earnings in excess of billings	616
Other current assets	88
Property and equipment	2,399
Goodwill	1,298
Intangible asset	935
Accounts payable and accrued expenses	(501)

Total net assets acquired	$5,304

Acquisition of EnStructure:  On September 3, 2004, we acquired substantially all of the assets and assumed certain liabilities of EnStructure Corporation’s (“EnStructure”) operating companies: Sub-Surface Construction Company, Flint Construction Company and Iowa Pipeline Associates, for total purchase price consideration of $20.9 million in cash, including transaction costs. EnStructure, formerly the construction services business of SEMCO Energy, Inc., provides construction services within the utilities, oil and gas markets throughout the Midwestern, Southern and Southeastern regions of the United States. Intangible assets consisting of construction backlog and a volume agreement have been valued at $1.3 million and are being amortized over the life of the related contracts which range one to five years. The amortization of those intangible assets is deductible for tax purposes. The results of EnStructure were included in our consolidated results beginning September 3, 2004.

The fair value of the EnStructure net assets exceeded the purchase price. In accordance with SFAS No. 141, we decreased the eligible assets by the excess amount. The allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(In thousands)

Contract receivables	$7,351
Costs and estimated earnings in excess of billings	1,401
Other current assets	237
Property and equipment	11,976
Intangible assets	1,310
Other current liabilities	(1,351)

Total net assets acquired	$20,924

Acquisition of EHVPC:  On November 14, 2005, we acquired all of the voting interests of EHV Power Corporation (“EHVPC”), a Canadian company that specializes in splicing of underground high voltage electric transmission cables, for total purchase price consideration of $4.1 million, which includes transaction costs, a $0.6 million holdback payment which is payable in 2007 and settlement of the working capital adjustment in the second quarter of 2006. Payment of the holdback is not contingent on future events, with the exception of any indemnification obligations owed to us. Goodwill is not deductible for tax purposes. The results of EHVPC are included in our consolidated results beginning November 14, 2005. As EHVPC is part of our ICS segment, all resulting goodwill is included in the ICS segment.

The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

(In thousands)

Contract Receivables	$1,133
Other current assets	412
Property and equipment	585
Goodwill	2,303
Accounts payable and accrued expenses	(305)
Long-term debt	(28)

Total net assets acquired	$4,100

Acquisition of RUE:  On December 15, 2006, we acquired all of the voting interests of Realtime Utility Engineers, Inc. (“RUE”), a company that provides substation and transmission line engineering services for electric utilities, for total purchase price consideration of $9.3 million in cash, including transaction costs. We held back $1.3 million of purchase price consideration, of which $0.4 million is scheduled to be paid upon filing of the final 2006 seller-period tax returns and $0.9 million is scheduled to be paid 18 months after the date of acquisition. Those holdback amounts are reflected as liabilities on the balance sheet as their payment is not contingent on future performance or the achievement of future milestones by RUE. Final purchase price allocation remains subject to a working capital adjustment expected to occur during the first quarter of 2007 and valuation of intangible assets. The purchase agreement contains a provision allowing the sellers to realize additional purchase price consideration, payable as 93,186 shares of InfraSource Services, Inc. unregistered common stock, contingent upon achieving certain earnings-based targets in fiscal years 2007, 2008 and 2009. The results of RUE were included in our consolidated results beginning December 15, 2006. As RUE is part of the ICS segment, the resulting goodwill of $7.8 million is included in the ICS segment and is not tax deductible.

The aggregate preliminary purchase price for the RUE acquisition is as follows:

(In thousands)

Cash paid to sellers, net of cash acquired	$7,700
Transaction costs	390
Working capital settlement paid at closing	(54)
Liability to sellers for cash holdback of purchase price	1,300

$9,336

The preliminary purchase price was allocated to the assets acquired and liabilities assumed, on the basis of estimated fair values as of December 31, 2006, as follows:

(In thousands)

Cash	$301
Contract receivables	735
Other current assets	1,781
Property and equipment	562
Goodwill	7,813
Intangibles	20
Other long-term assets	28
Other current liabilities	(874)
Capital leases — current	(35)
Other long-term liabilities	(900)
Deferred tax — liability	(39)
Capital leases — long-term	(56)

Total net assets acquired	$9,336

These estimates may change based upon further analysis which may include third party appraisals of certain intangible assets.

Pro Forma Financial Information:  The following table provides pro forma unaudited consolidated statements of operations data as if the ITS, Utili-Trax and EnStructure acquisitions had occurred on January 1, 2004:

Pro Forma Results for the Year Ended
December 31, 2004
(Unaudited)
(In thousands)

Contract revenues	$691,837
Net loss	(12,634)
Earnings Per Share Data:
Weighted average basic and diluted common shares outstanding	35,939
Basic and diluted net loss per share	$(0.35)

Pro forma results of operations for the years ended December 31, 2004 presented above have been adjusted to reflect ITS, Utili-Trax and EnStructure historical operating results prior to their acquisitions, after giving effect to adjustments directly attributable to the transactions that are expected to have a continuing effect. Such adjustments include (1) amortization of intangible assets acquired and recorded in accordance with the provisions of SFAS No. 141, and related income tax effects; (2) the effects of depreciation expense resulting from changes in lives and book basis of certain fixed assets; (3) the elimination of interest expense resulting from the repayment of ITS debt and additional interest expense associated with a note issued to the seller and related income tax effects; and (4) the issuance of common stock to the sellers in the ITS acquisition and to the Principal Stockholders and certain members of our management to finance a portion of the purchase price.

The pro forma results for the year ended December 31, 2004 include a charge of $31.3 million for deferred compensation expense, which was recorded in ITS’s historical results of operations, and $1.5 million for transaction costs related to the ITS acquisition.

EHVPC and RUE were not significant acquisitions and therefore are not reflected in our pro forma information. The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the 2004 acquisitions been made as of January 1, 2004, or of results that may occur in the future.

3.	Discontinued Operations

In the third quarter of 2004, we committed to a plan to sell substantially all of the assets of Utility Locate & Mapping Services, Inc. (“ULMS”). On August 1, 2005, we sold certain assets of ULMS for a cash purchase price of approximately $0.4 million. We also received an advance of $0.3 million from the buyer for contingent consideration. The sale of ULMS assets resulted in a loss of $0.2 million (net of $0.2 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations for the year ended December 31, 2005. ULMS was part of our ICS segment.

In the second quarter of 2005, we committed to a plan to sell substantially all of the assets of ESI. On August 1, 2005, we sold the stock of ESI for a cash purchase price of approximately $6.5 million, subject to a working capital adjustment. The sale of the stock of ESI resulted in a gain of $2.0 million (net of $1.6 million tax), which is included in gain on disposal of discontinued operations in our consolidated statement of operations for the year ended December 31, 2005. ESI was part of the ICS segment.

In the third and fourth quarters of 2006, we sold certain assets of Mechanical Specialties, Inc. (“MSI”) for a cash purchase price of approximately $2.6 million, resulting in a gain, net of taxes, of $0.3 million, included in gain on disposition of discontinued operations in our consolidated statement of operations for the year ended December 31, 2006. The remaining inventory of MSI is eligible for sale to the buyer at cost for a period of one year from the date of sale. Any remaining inventory will be liquidated upon termination of the one-year agreement. MSI was part of the ICS segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of ULMS, ESI and MSI are reflected as discontinued operations in the accompanying consolidated financial statements through their respective dates of disposition.

The tables below present balance sheet and statement of operations information for the previously mentioned discontinued operations.

Balance Sheet information:

	December 31,	December 31,
	2005	2006
	(In thousands)

Contract receivables, net	$1,152	$—
Other current assets	1,881	687
Deferred income taxes	—	59

Total current assets	3,033	746
Property and equipment, net	319	—

Total assets	$3,352	$746

Accounts payable and other liabilities	$1,501	$—
Deferred income taxes — long term	50	—

Total liabilities	1,551	—

Net assets	$1,801	$746

Statement of operations information:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)

Contract revenues	$50,106	$25,220	$8,858
Pre-tax income (loss)	945	(1,768)	3

4.	Contract and Notes Receivables

Contract receivables consist of the following:

	As of December 31,
	2005	2006
	(In thousands)

Contract receivables	$124,904	$148,207
Retainage	14,890	22,343

	139,794	170,550
Less: allowance for doubtful accounts	3,184	3,770

	$136,610	$166,780

At December 31, 2005 and 2006, we had an outstanding receivable of $5.5 million and $4.5 million, net of reserves of $2.0 million and $3.0, respectively, in connection with an infrastructure project for which certain amounts are in dispute. Total outstanding receivables for all projects from this customer amounted to $12.6 million and $9.2 million at December 31, 2005 and 2006, respectively. We are vigorously seeking collection of all past due amounts.

At December 31, 2005 and 2006 we had approximately $1.5 million and $1.2 million, respectively, of notes receivables due from customers. The current portion of $1.1 million and $0.5 million at December 31, 2005 and 2006, respectively, was included in other current assets. The long-term portion of $0.4 million and $0.7 million at December 31, 2005 and 2006, respectively, was included in deferred charges and other assets.

5.	Construction Contracts

Construction contracts in progress are as follows:

	As of December 31,
	2005	2006
	(In thousands)

Costs incurred on contracts	$998,448	$1,220,725
Estimated earnings less foreseeable losses	137,932	184,498

	1,136,380	1,405,223
Billings to date	1,067,032	1,369,456

Net costs and estimated earnings in excess of billings	$69,348	$35,767

	As of December 31,
	2005	2006
	(In thousands)

These amounts are included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess in billings	$84,360	$59,012
Billings in excess of costs and estimated earnings	(15,012)	(23,245)

	$69,348	$35,767

6.	Costs and Estimated Earnings In Excess of Billings and Contract Losses

Included in costs and estimated earnings in excess of billings are costs related to claims and unapproved change orders of approximately $12.4 million and $3.1 million at December 31, 2005 and 2006, respectively. During the year ended December 31, 2006, we recovered claim amounts of $9.6 million existing at December 31, 2005. Estimated revenue related to claims and in amounts up to but not exceeding costs incurred is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

Included in our results of operations for the year ended December 31, 2006 is an $8.9 million contract loss related to an electric transmission project, which assumes collection of a portion of current and projected claims, and the associated reversal of pre-tax profit of $1.6 million recognized in prior periods. This project began in August 2005 and is substantially complete. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, we recognized the expected loss on this project of $5.0 million in the second quarter of 2006. Subsequently we identified and recorded additional charges on this project of $3.9 million during the third and fourth quarters of 2006. The $8.9 million loss is attributable primarily to lower than expected productivity due to ineffective supervision, insufficient access to experienced labor, customer and supplier issues and extremely hot weather.

Included in our results of operations for the year ended December 31, 2005 is a $10.1 million contract loss, after giving effect to assumed claims collections, related to an underground utility construction project. This project, which began in late January 2005 and was substantially completed in November 2005, had an original contract value of approximately $18.0 million. Consistent with our revenue recognition policy for contracts that are in a forecasted loss position, in the second quarter of 2005, we recognized the entire loss expected at that time of $8.5 million which was increased to $10.1 million as of December 31, 2005. The loss was attributable primarily to lower than expected productivity, higher materials costs, and unforeseen delays.

7.	Property and Equipment

The components of property and equipment are as follows:

	As of December 31,
	2005	2006
	(In thousands)

Land and buildings	$10,656	$6,800
Machinery and equipment	121,803	141,640
Vehicles	57,603	60,359
Office equipment and furniture	5,968	9,888
Capitalized software	1,420	5,215
Capital leases	—	91
Leasehold improvements	2,132	3,887

	199,582	227,880
Less: accumulated depreciation	55,701	73,302

	$143,881	$154,578

Depreciation expense, including depreciation under capital leases, was $24.7 million, $27.5 million and $25.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

8.	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of:

	As of December 31,
	2005	2006
	(In thousands)

Goodwill	$138,054	$146,933

Intangible assets:
Construction backlog	$17,184	$17,184
Volume agreements	4,561	4,561
Non-compete agreements	—	20

Total intangible assets	21,745	21,765

Accumulated amortization:
Construction backlog	(16,690)	(17,183)
Volume agreements	(3,171)	(3,682)
Non-compete agreements	—	—

Total accumulated amortization	(19,861)	(20,865)

Intangible assets, net	$1,884	$900

Our goodwill by segment is as follows:

	Infrastructure	Telecommunication
	Construction Services	Services	Total
	(In thousands)

Balance, December 31, 2003	$63,233	$5,644	$68,877
Goodwill resulting from the ITS acquisition	62,723	—	62,723
Goodwill resulting from the Utili-Trax acquisition	1,298	—	1,298
Goodwill adjustments related to the Merger	(1,292)	2,872	1,580

Balance, December 31, 2004	125,962	8,516	134,478

Goodwill resulting from the EHVPC acquisition	2,226	—	2,226
Goodwill adjustments related to the Merger	(559)	1,494	935
Goodwill adjustments related to the ITS acquisition	415	—	415

Balance, December 31, 2005	128,044	10,010	138,054

Goodwill resulting from the RUE acquisition	7,813	—	7,813
Goodwill adjustments related to the Merger	945	383	1,328
Goodwill adjustment related foreign exchange	73	—	73
Goodwill adjustments related to the ITS acquisition	(335)	—	(335)

Balance, December 31, 2006	$136,540	$10,393	$146,933

In accordance with SFAS 142, we perform a test for potential impairment annually or more frequently if events or circumstances indicate that goodwill impairment may exist (see Note 1). We completed our annual goodwill impairment test for the year ended December 31, 2006 and determined no impairment charge was necessary. No impairment was recorded for the year ended December 31, 2005.

During the year ended December 31, 2004 we acquired $13.7 million of intangible assets related to the acquisitions of ITS, EnStructure, and Utili-Trax. During the year ended December 31, 2006 we acquired $0.02 million of intangible assets related to the acquisition of RUE. We determine the fair value of the acquired intangibles using independent third party valuations. The volume agreements are being amortized either on a straight line basis or as the assets are utilized, if total volume is quantifiable, over a three to five year period. The construction backlog is being amortized as assets are utilized over a one to three year period. We recognized amortization expense for intangible assets of $12.4 million, $4.9 million and $1.0 million, during the years ended December 31, 2004, 2005 and 2006, respectively.

The estimated aggregate amortization expense for the next five succeeding fiscal years is:

(In thousands)

For the year ended December, 31,
2007	$486
2008	241
2009	162
2010	3
2011	8

Total	$900

9.	Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2005 and December 31, 2006 were as follows:

	As of December 31,
	2005	2006
	(In thousands)

Deferred financing cost, net of amortization	$5,341	$1,733
Dark fiber inventory	1,616	1,337
Refundable deposits	1,233	1,015
Insurance claims in excess of deductibles	3,136	722
Long-term receivables	365	693
Other	426	29

Total deferred and other long term assets	$12,117	$5,529

For the years ended December 31, 2004, 2005 and 2006 amortization expense was $1.1 million, $1.4 million and $0.9 million, respectively. Additionally, as a result of the refinancing of the previous credit facility (see Note 10), we recorded a $4.3 million charge in the second quarter of 2006 to write off the related deferred financing costs.

10.	Debt

Long-term debt outstanding at December 31, 2005 and December 31, 2006 is as follows:

	As of December 31,
	2005	2006
	(In thousands)

Term loan	$83,817	$—
Revolving lines of credit	—	51,077
Bank notes	91	56

	83,908	51,133
Less: current portion	(889)	(1,119)

Total long-term debt, net of current portion	$83,019	$50,014

On June 30, 2006, we entered into a new credit agreement (“Senior Credit Facility”) which provides a secured revolving credit facility of $225.0 million which may be used for revolving credit borrowings, swing loans, not to exceed $10.0 million, and standby letters of credit, not to exceed $100.0 million. We have the right to seek additional commitments to increase the aggregate commitments up to $350.0 million, subject to compliance with applicable covenants. The Senior Credit Facility replaces our previous secured credit facility, which included an $85.0 million revolving credit commitment and $84.0 million in term loan commitments.

The proceeds from borrowings under the Senior Credit Facility were used to repay $83.6 million of outstanding debt existing as of June 30, 2006 under our previous amended and restated credit facility which was terminated upon repayment. Amounts outstanding at December 31, 2006 were $50.0 million in revolving credit borrowing and $33.6 million in letters of credit. The carrying amount of the long-term debt approximates fair value because it bears interest at rates currently available to us for debt with similar maturities and collateral requirements. As a result of the refinancing of the previous credit facility, we recorded a $4.3 million charge in the second quarter of 2006 to write-off the related deferred financing costs. As of December 31, 2006, we were in compliance with all terms and conditions of our Senior Credit Facility.

Under the Senior Credit Facility, committed loans bear interest at either the Eurodollar Rate (British Bankers Association LIBOR Rate) or a Base Rate (equal to the higher of the Federal Funds Rate plus 1/2 of 1% or the Bank of America prime rate) plus an applicable margin of 1-2% for Eurodollar borrowings and 0-1% for prime based borrowings, based on our consolidated leverage ratio, as defined in the agreement. We are subject to a commitment fee of between .175 — .35%, and letter of credit fees between 1-2% based on our consolidated leverage ratio. We can prepay, without penalty, all or a portion of any committed loans under the Senior Credit Facility and re-borrow up to the aggregate commitments. The maturity date of the Senior Credit Facility is June 30, 2012.

The Senior Credit Facility contains certain restrictive covenants, including financial covenants to maintain our consolidated interest coverage ratio at not less than 2.00:1.00 in each period of four trailing fiscal quarters; consolidated leverage ratio not greater than 3:25:1.00 in any four quarters prior to the issuance of subordinated debt in an amount equal to or greater than $25.0 million, and 4.00:1.00 for any four quarters from and after such issuance; and consolidated senior leverage ratio greater than 2.50:1.00 in any four quarters from and after issuing subordinated debt or senior unsecured debt equal to or greater than $25.0 million. There are also additional restrictions, including other indebtedness, liens, fundamental changes, disposition of property, restricted payments and investments. The Senior Credit Facility is secured by a pledge of substantially all of our assets.

In connection with the November 14, 2005 acquisition of EHVPC we assumed an undrawn short-term operating loan agreement which provides revolving credit up to $1.6 million pursuant to certain minimum lending margin requirements. Under the agreement, committed loans will bear interest at prime plus 2.125%. At December 31, 2006, $1.1 million was outstanding, leaving $0.5 available for additional borrowing. During 2006 the weighted average interest rate was 8.10%.

Maturities of long-term debt are as follows:

(In thousands)

For the year ended December, 31,
2007	$1,119
2008	14
2009	—
2010	—
2011	50,000

Total	$51,133

On September 24, 2003, in connection with the Merger, we issued a $29.0 million subordinated promissory note payable to Exelon that was increased to $30.0 million in December 2003 upon completion of our acquisition of ULMS. The subordinated note payable was to mature on September 30, 2011, and was subject to a fixed interest rate of 4% through September 24, 2008, increasing to 6% from September 25, 2008 through maturity, if we were to pay interest costs in cash. We had the option and elected to pay such interest expenses in kind with fixed interest rates at 6%.

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

Concurrent with the closing of the IPO, we extinguished the $30.0 million subordinated note to Exelon. Because the carrying amount of the Exelon note was recorded at a discount to reflect the fair value based upon applicable market rates for similar securities, we recorded a loss on the early extinguishment of this debt in the amount of $5.7 million in the second quarter of 2004. As part of our arrangement with Exelon to repay the principal portion of the $30.0 million subordinated note at the IPO date, Exelon agreed to forgive the accrued and unpaid interest on the subordinated note if within six months of the IPO date we had not initiated certain transactions. We did not initiate any such transactions specified in the arrangement prior to the expiration of the six-month period; therefore in the fourth quarter of 2004, we recorded a $1.1 million reduction to loss on early extinguishment of debt expense for accrued interest that was forgiven.

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

11.	Derivative Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. We have used derivative financial instruments to mitigate the potential impact of increases in interest rates on floating-rate long-term debt. The principal financial instruments used are interest rate swaps and an interest rate caps. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional amount.

On October 10, 2003 we entered into an interest rate swap on a $70.0 million notional amount where we paid a fixed rate of 2.395% in exchange for three month LIBOR until October 10, 2006. Effective October 11, 2005, the notional amount of the interest rate swap decreased to $30.0 million. We also purchased a 4.00% interest rate cap that matured October 10, 2006 on $20.0 million of the notional amount. Effective October 11, 2005, the notional amount of the interest rate cap increased to $40.0 million. Both agreements qualified as cash flow hedges. The effective portion of the gain or loss on the derivative instrument was reported in other comprehensive income (loss). The ineffective portion of all hedges was recognized in continuing operations. For the years ended December 31, 2004 and 2005, the ineffective portion in our statement of operations was less then $0.1 million. At December 31, 2005, the fair value of the interest rate swap and interest rate cap was an asset of $0.7 million and $0.2 million, respectively.

At June 30, 2006, upon the repayment of our old credit facility (see note 10), our interest rate swap and interest rate cap no longer qualified as cash flow hedges. Therefore we reclassified the remaining other comprehensive income of $0.5 million related to those derivatives to interest expense on June 30, 2006.

We periodically purchase caps to limit our exposure to price increases in gasoline and diesel fuel. These derivative instruments have not been designated as cash flow hedges, therefore changes in fair value are recorded in current period earnings.

12.	Income Taxes

The components of income tax (benefit) expense — continuing operations are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)

Current:
Federal	$8,200	$3,529	$15,969
State	3,245	2,316	3,872
Foreign	—	65	319

Total Current	11,445	5,910	20,160
Deferred:
Federal	(3,868)	3,858	(2,969)
State	(1,781)	(33)	(1,042)
Foreign	—	(1)	242

Total Deferred	(5,649)	3,824	(3,769)

	$5,796	$9,734	$16,391

The components of net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2005	2006
	(In thousands)

Accrued expenses	$1,154	$2,461
Inventory	92	168
Deferred rent credits and accrued rent	—	1,169
Accrued insurance reserves	4,032	6,274
State net operating loss carry forwards	1,542	1,354
Federal net operating loss carry forwards	366	—
Stock-based compensation	—	1,028
Deferred revenues	10,272	8,892
Other	—	73

Deferred tax assets	17,458	21,419
Net valuation allowance	—	(170)

Deferred tax assets less valuation allowance	17,458	21,249

Fixed assets	(10,005)	(9,602)
Goodwill and intangible assets	(5,639)	(6,864)
Other	(451)	(332)

Deferred tax liabilities	(16,095)	(16,798)

Net deferred tax assets	$1,363	$4,451

Included in the accompanying consolidated balance sheets under the following captions:

Current deferred income taxes	$4,683	$8,201
Non-current deferred income taxes	(3,320)	(3,750)

	$1,363	$4,451

The reconciliation of the expected income tax (benefit) expense — continuing operations (computed by applying the federal statutory tax rate to income before taxes) to actual income tax expense is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Expected federal income tax (benefit) provision at statutory rate	$4,969	$7,945	$14,791
State income taxes, net of federal income tax (benefit) provision	860	1,527	1,721
Income tax credits	—	(151)	(233)
Non-deductible meals and entertainment	283	468	501
Non-taxable life insurance proceeds	(350)	—	—
Change in valuation allowance	—	—	178
Qualified production activity deduction	—	(60)	(292)
Tax-exempt interest income	—	—	(324)
Other	34	5	49

	$5,796	$9,734	$16,391

As of December 31, 2005, we had $1.0 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income, which we fully utilized in 2006. The federal NOL carryforward was acquired with ITS. We also have various state NOL carryforwards, which expire at various dates between 2008 and 2026. The determination of the state NOL carryforwards are dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carryforwards. Although we have been profitable on a consolidated basis, we have recorded a net valuation allowance of $0.2 million against various state NOLs where we believe it is more likely than not that the subsidiary incurring the loss will not be able to realize the tax benefit from the loss. This is a net increase of $0.2 million during the year.

As described in Note 2, we acquired all of the voting interests of EHVPC, a Canadian company, on November 14, 2005. In accordance with APB Opinion 23, as modified by SFAS 109, we have not recorded a deferred tax liability for the excess of the book over tax basis in the shares of the foreign subsidiary, because we do not expect this difference to reverse in the foreseeable future. The cumulative temporary difference and unrecognized deferred tax liability at December 31, 2006 are approximately $2.0 million and $0.7 million, respectively. We may have to recognize this deferred tax liability in the future if our plans change regarding either selling the shares of EHVPC or repatriating the earnings of EHVPC.

In the ordinary course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax and interest assessments. We have accrued a liability when we believe it is probable that we will be assessed. Differences between the estimated and actual amounts determined upon ultimate resolution of any examination are not expected to have a material adverse effect on our consolidated financial position.

13.	Concentration of Credit Risk

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

Our top ten customers accounted for approximately 46%, 45% and 44% of consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively. Exelon accounted for approximately 17%, 18% and 14% of consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

At December 31, 2005 and 2006 accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented $12.2 million or 9% and $11.4 million or 7%, respectively, of total accounts receivable balance. No other customer represented 10% or more of accounts receivable or of revenue as of and for the years ended December 31, 2005 and 2006.

14.	Other Income, Net

Other income, net consists primarily of gains (losses) on sale of property and equipment. Other income, net for the year ended December 31, 2005 includes a reversal of a $3.8 million charge for a litigation judgment recorded in 2003.

15.	Related Party Transactions

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

As of December 31, 2005, we had $7.1 million due to the former owners of Blair Park Inc. and Sunesys, Inc. (collectively “Blair Park”) accrued in other liabilities — related parties on our consolidated balance sheet for additional contingent purchase price consideration. Blair Park was acquired by InfraSource Incorporated in 2001. The balance was paid in the second quarter of 2006.

As of December 31, 2005, we had $4.2 million due to the Maslonka stockholders, including Martin Maslonka, then an employee and holder of more than 5% of our common stock, accrued in other liabilities — related parties on our consolidated balance sheet. Of this amount, $3.3 million was holdback consideration from the acquisition of ITS (see Note 2). The remaining net balance related to payments we made on the stockholders’ behalf which required cash settlement. In January 2006, we paid the sellers of the Maslonka business $3.5 million in cash, including interest, and released shares of our common stock held back pursuant to the terms of the acquisition agreement.

ITS issued a $1.0 million installment promissory note in favor of Martin Maslonka. The promissory note had an annual interest rate of 8.5%, with equal monthly interest payments. The promissory note which was scheduled to mature on June 30, 2006 was repaid in December 2005.

We lease our ITS headquarters in Mesa, Arizona and our ITS Texas field office in San Angelo, Texas from EC Source, LLC, which is wholly owned by Martin Maslonka. Our leases for those two properties will run through February 2009, subject to a five-year renewal option, and we expect to incur total annual lease payments of $0.2 million.

We lease office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. The lease for this space continues through October 2008. Our annual payments under this agreement are approximately $0.1 million.

We also lease ducts in two river bores under the Delaware River from Coleman Properties. The lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.

As of December 31, 2006, we had $0.4 million due to the EHVPC stockholders, who are currently our employees, accrued in other liabilities — related parties on our consolidated balance sheet. This amount is a portion of the holdback consideration from the acquisition of EHVPC, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to us.

We lease office and warehouse facilities in Michigan which are owned by an employee and his family members. Our leases for those properties are through March 2011 and May 2007 for which we expect to incur total annual lease payments of $0.3 million.

As of December 31, 2006, we had $1.3 million due to the RUE stockholders, who are currently our employees, accrued in other liabilities and other long term liabilities — related parties on our consolidated balance sheet. Of this amount, $0.4 million is payable upon filing of the final 2006 seller period tax returns with the remaining $0.9 million due 18 months from the date of acquisition. Those holdback amounts are reflected as liabilities on the balance sheet as their payment is not contingent on future performance or the achievement of future milestones by RUE.

16.	Stockholders’ Equity

Common stock:  At our inception, the Board of Directors authorized 2,500,000 shares of common stock with a par value of $.001 per share. On March 24, 2004, the Board of Directors authorized an approximate 21.7625 to one stock split and an increase in the authorized common stock from 2,500,000 shares to 120,000,000. Par value of the common stock remained $.001 per share. The effect of the stock split has been retroactively reflected in our accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information have been restated.

Preferred stock:  On March 24, 2004, the Board of Directors authorized 12,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued through December 31, 2006.

Treasury stock:  On June 29, 2005, we exercised our right to repurchase all 29,870 shares of unvested restricted stock held by one of our former Board members, John R. Marshall, for $4.60 per share, which represents the price at which he exercised options to acquire those shares.

Sales of Common Stock:  On December 8, 2005 our former Principal Stockholders sold 1,137,074 shares of our common stock for $11.50 per share in a private transaction. In 2006, the former Principal Stockholders and certain other stockholders completed two secondary underwritten public offerings of our common stock. The first occurred on March 24, 2006, in which they sold 13,000,000 shares of our common stock at $17.50 per share (plus an additional 1,950,000 shares sold following exercise of the underwriters’ over-allotment option). The second occurred on August 9, 2006, in which they sold 10,394,520 shares of our common stock at $17.25 per share (plus an additional 559,179 shares sold following exercise of the underwriters’ over-allotment option). We did not issue any primary shares; therefore, we did not receive any of the proceeds from those offerings.

As of December 31, 2006, the former Principal Stockholders no longer own any of our common stock.

During the three months ended March 31, 2004, certain members of our management and Board of Directors consummated early exercises of unvested stock option awards representing a total of 489,547 shares of common stock. Pursuant to the terms of the related stock option agreements, we have the option to repurchase any unvested shares prior to the date they vest at the original strike price of the option grant. In accordance with the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” unvested shares are not considered outstanding for accounting purposes and are not included in the calculation of basic earnings per share until shares issued pursuant to those option grants vest. As of December 31, 2006, early exercises of unvested options with respect to 454,699 shares have vested, and are considered outstanding for accounting purposes and 29,870 were repurchased and reflected as treasury stock. The remaining 4,978 shares vest in accordance with the terms of the option grants. The net proceeds from the early exercise of those option grants, which totaled $0.02 million at December 31, 2006, are included in other long-term liabilities in the consolidated balance sheet.

17.	Computation of Per Share Earnings

The following table is a reconciliation of the numerators and denominators of the basic and diluted income per share computation.

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)

Income from continuing operations	$8,400	$12,966	$25,870
Income (loss) from discontinued operations, net of
income tax provision (benefit) of $365, $(699), and $1, respectively	580	(1,069)	2
Gain on disposition of discontinued operations, net of income tax provision of $410, $1,372 and $165, respectively	596	1,832	273

Net income	$9,576	$13,729	$26,145

Weighted average basic common shares outstanding	35,172	39,129	39,757
Potential common stock arising from stock options and employee stock purchase plan	967	814	607

Weighted average diluted common shares outstanding	36,139	39,943	40,364

Basic net income per share	$0.27	$0.35	$0.66
Diluted net income per share	0.26	0.34	0.65

In connection with the funding of the acquisition of ITS in January 2004, we offered to sell 5,931,951 shares of common stock to all existing stockholders at a price per share that is less than fair value per share (bonus element). In accordance with SFAS No. 128, the number of shares of common stock used in computing basic and diluted earnings per share for the year ended December 31, 2004 has been increased to include the effect of the bonus element.

Included in potential common stock arising from stock options for the years ended December 31, 2004, 2005 and 2006 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding. For the years ended December 31, 2004, 2005 and 2006 there were 738,540 shares, 601,849 shares and 591,589 shares, respectively, under option grants excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive.

18.	Benefit Plans

We and certain of our subsidiaries have union affiliations. Certain field employees are members of local unions. Wages and benefits paid to those employees are established by negotiated contracts which expire at various times.

Retirement Plan:  We have a defined contribution plan benefiting all subsidiaries, qualifying under section 401(k) of the Internal Revenue Code, for the majority of all office and supervisory employees. The plan allows eligible employees to contribute up to 15% of their pre-tax base compensation. Matching contributions made by us are 50% of pre-tax contribution up to 6% of the employees’ annual compensation. Additionally, some of the subsidiaries maintain profit sharing plans for certain employees. Expenses related to our defined contribution and profit sharing plans for the year ended December 31, 2004, 2005 and 2006 were $1.5 million, $1.6 million and $1.8 million, respectively. We and our subsidiaries also provide for payments made to various retirement plans for construction employees under the terms of union agreements and for other benefits of former employees.

Deferred Compensation Plan:  The Deferred Compensation Plan allows participants to elect to make pre-tax deferrals of up to 75% of their annual base salary and 100% of their bonuses in coordination with amounts contributed to the qualified 401(k) plan. In addition, each participant may elect to defer an excess amount equal to any amount distributed or paid to the participant from our 401(k) plan during the calendar year to correct a failure to satisfy the nondiscrimination requirements of the Code. The Deferred Compensation Plan allows us to make matching contributions with respect to participants who elect to defer a portion of their annual base salary. A participant’s interest in its matching contributions vest in accordance with the vesting schedule set forth in our 401(k) plan. A participant’s deferrals and matching contributions, if any, are credited to a bookkeeping account and accrue earnings and losses as if held in certain investments selected by the participant. Amounts credited to a participant’s account will be distributed upon the earlier of the participant’s (i) retirement or (ii) separation from service, provided, however, if the separation of service occurs prior to the participant’s attainment of age 65, the distribution may be delayed until the participant has attained 65 if the participant has timely elected to so defer such payment. Our Deferred Compensation Plan is unfunded, and participants are unsecured general creditors of the Company as to their accounts.

Effective January 1, 2004, the Deferred Compensation Plan was amended to (1) add a vesting requirement for our matching contributions, (2) add an early distribution provision, (3) make a single sum the automatic form of payment and (4) clarify certain provisions.

Stock Compensation Plans:

Our stock based compensation expense includes the following:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)

Stock option expense	$—	$—	$2,718
Restricted stock expense	—	711	252
Employee stock purchase plan expense	—	—	490

Total stock based compensation expense	$—	$711	$3,460

Stock Options:  Our 2003 Omnibus Stock Incentive Plan as amended effective April 29, 2004 (the “2003 Stock Plan”), was originally adopted on September 23, 2003 to allow the grant of stock options and restricted stock to designated key employees and directors. The options currently issued under the 2003 Stock Plan include time-based options that vest over four years. All options have a maximum term of ten years. The 2003 Stock Plan was terminated upon completion of the IPO. Options previously issued under the 2003 Stock Plan remain outstanding.

Our 2004 Omnibus Stock Incentive Plan as amended (the “2004 Stock Plan”) was adopted on April 29, 2004 to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. The options currently issued under the 2004 Stock Plan vest over a period of four years. All options have a maximum term of ten years. The aggregate number of shares reserved for issuance under the 2004 Stock Plan is 800,000 plus an amount to be added annually on the first day of our fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of December 31, 2006, 2.4 million shares have been reserved for issuance under the 2004 Stock Plan.

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

Stock-based compensation expense recognized in the year ended December 31, 2006 was based on awards ultimately expected to vest, net of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In accordance with SFAS No. 123, pro forma information for the periods prior to 2006 was based on recognizing the effect of forfeitures as they occurred.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2004, 2005 and 2006 was $3.3 million, $2.1 million and $1.7 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2004, 2005 and 2006 was $0.6 million, $1.1 million and $6.3 million, respectively.

The fair value of each option grant was estimated on the grant-date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Weighted Average Assumptions:
Expected volatility	41%	48%	42%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.70%	4.26%	4.72%
Annual forfeiture rate	0%	0%	7%
Expected holding period (in years)	6.00	6.00	6.25

The following tables summarize information for the options outstanding and exercisable for the years ended December 31, 2004, 2005 and 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Options	Share	Life	Value
				(In thousands)

Balance, December 31, 2003	1,961,517	$4.60
Granted	880,179	12.03
Exercised — Vested	(70,847)	4.60
Exercised — Unvested	(489,547)	4.60
Cancelled	(68,601)	5.62

Balance, December 31, 2004	2,212,701	$7.53
Granted	701,563	11.48
Exercised	(176,997)	5.02
Cancelled	(331,526)	7.84

Balance, December 31, 2005	2,405,741	$8.81
Granted	591,589	19.15
Exercised	(507,084)	7.07
Cancelled	(259,257)	10.19

Balance, December 31, 2006	2,230,989	$11.79

Fully vested options and options expected to ultimately vest as of December 31, 2006	2,088,844	$11.51	8.1	$21,440

Options exercisable as of December 31, 2006	648,407	$8.24	7.3	$8,605

	As of December 31, 2006
	Stock Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Stock	Remaining	Exercise	Stock	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price

$ 4.60 — $ 4.60	643,619	6.75	$4.60	340,850	$4.60
$ 7.88 — $11.99	558,771	8.76	11.33	124,274	11.21
$13.00 — $16.01	456,923	7.44	13.13	183,283	13.00
$16.93 — $20.55	571,676	9.71	19.26	—	—

	2,230,989			648,407

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $21.77 on December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares related to in-the-money options exercisable on December 31, 2006 was 648,407.

As of December 31, 2006, there was approximately $9.0 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 8.5 years. The total estimated fair value of shares vested during the year ended December 31, 2006 is $2.4 million.

Restricted Stock

Time- based:  The following table presents a summary of the number of time-based shares of non-vested restricted stock as of December 31, 2006 and changes during the years ended December 31, 2004, 2005 and 2006:

		Weighted-Average
		Grant-Date Fair
	Shares	Value

Non-vested time-based shares at December 31, 2004	—	$—
Shares issued	167,556	13.13
Shares forfeited	—	—
Shares vested	—	—

Non-vested time-based shares at December 31, 2005	167,556	13.13
Shares issued	52,101	19.09
Shares forfeited	(100,437)	13.13
Shares vested	(41,889)	13.13

Non-vested time-based shares at December 31, 2006	77,331	$17.15

As of December 31, 2006, there was approximately $1.0 million of total unrecognized compensation cost related to time-based non-vested restricted stock. That cost is expected to be recognized over a weighted average period of 4.5 years. The total fair value of shares vested during the year ended December 31, 2006 was $0.6 million.

Performance-based:  In November 2006, we granted 87,200 shares of performance-based restricted stock which vest on the seventh anniversary of the award unless vesting is accelerated due to the achievement of certain performance targets. Currently, the cost is recognized straight-line over seven years. Quarterly, we assess the progress of the Company’s performance as compared with targets. If we determine the performance targets will be met, the remaining expense will be recognized on an accelerated basis.

Employee Stock Purchase Plan

In April 2004, our board of directors adopted the 2004 Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000 plus an amount to be added annually on the first day of each fiscal year equal to the lesser of (i) 600,000 shares or (ii) one percent of our outstanding shares of common stock on the last day of the immediately preceding fiscal year. As of December 31, 2006, 2.8 million shares have been reserved for issuance under the 2004 Employee Stock Purchase Plan.

19.	Segment Information

We operate in two business segments. Our ICS segment provides design, engineering, procurement, construction, testing and maintenance services for utility infrastructure. The ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. The ICS services are provided by four of our operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. The TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within the TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple territories throughout the United States and we do not have significant operations or assets outside the United States. We acquired a Canadian entity in November 2005 which represents approximately 2% of revenues for the year ended December 31, 2006 and 2% of total assets as of December 31, 2006.

Business segment performance measurements are designed to facilitate evaluation of operating unit performance and assist in allocation of resources for the reportable segments. The primary financial measures we use to evaluate our segment operations are contract revenues and income from operations as adjusted, a non-GAAP financial measure. Income from operations as adjusted excludes expenses for the amortization of intangibles related to our acquisitions and share-based compensation because we believe those expenses do not reflect the core performance of our business segments operations. We began excluding share-based compensation expense from income from operations as adjusted in the second quarter of 2006. We did not reclassify share-based compensation expense for the 2005 periods, since the expense was insignificant. A reconciliation of income from operations as adjusted to the nearest GAAP equivalent, income from continuing operations before income taxes is provided below.

We do not allocate corporate costs to our business segments for internal management reporting. Corporate and eliminations includes corporate costs, revenue related to administrative services we provide to one of our customers and the elimination of an insignificant amount of intra-company revenues. The following tables present segment information by period:

	Infrastructure
For the Year Ended	Construction	Telecommunication	Corporate and
December 31, 2004	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$602,458	$30,282	$(136)	$632,604
Income (loss) from operations as adjusted	37,190	13,258	(12,159)	38,289
Depreciation	21,490	2,868	370	24,728
Amortization	12,350	—	—	12,350
Total assets	376,927	75,110	72,385	524,422
Capital expenditures	13,542	10,999	520	25,061
Reconciliation:
Income (loss) from operations as adjusted	$37,190	$13,258	$(12,159)	$38,289
Less: Amortization	12,350	—	—	12,350

Income (loss) from operations	24,840	13,258	(12,159)	25,939
Interest income	223	1	289	513
Interest expense and amortization of debt discount	(8,013)	(1,122)	(1,043)	(10,178)
Loss on early extinguishment of debt	(3,656)	(703)	(85)	(4,444)
Other income, net	2,324	37	5	2,366

Income (loss) before income taxes	$15,718	$11,471	$(12,993)	$14,196

	Infrastructure
For the Year Ended	Construction	Telecommunication	Corporate and
December 31, 2005	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$809,320	$40,511	$3,245	$853,076
Income (loss) from operations as adjusted	24,378	17,337	(12,998)	28,717
Depreciation	23,815	3,524	201	27,540
Amortization	4,911	—	—	4,911
Total assets	392,781	92,758	83,850	569,389
Capital expenditures	13,471	15,861	1,139	30,471
reconciliation:
Income (loss) from operations as adjusted	$24,378	$17,337	$(12,998)	$28,717
Less: Amortization	4,911	—	—	4,911

Income (loss) from operations	19,467	17,337	(12,998)	23,806
Interest income	148	1	239	388
Interest expense and amortization of debt discount	(6,964)	(241)	(952)	(8,157)
Other income (expense), net	2,840	(26)	3,849	6,663

Income (loss) before income taxes	$15,491	$17,071	$(9,862)	$22,700

	Infrastructure
For the Year Ended	Construction	Telecommunication	Corporate and
December 31, 2006	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$946,321	$40,383	$5,601	$992,305
Income (loss) from operations as adjusted	50,778	18,923	(16,869)	52,832
Depreciation	21,059	4,259	283	25,601
Share based compensation	1,767	216	1,477	3,460
Amortization	1,004	—	—	1,004
Total assets	423,646	90,298	67,288	581,232
Capital expenditures	16,211	19,472	2,816	38,499
reconciliation:
Income (loss) from operations as adjusted	$50,778	$18,923	$(16,869)	$52,832
Less: Amortization and share based
compensation	2,771	216	1,477	4,464

Income (loss) from operations	48,007	18,707	(18,346)	48,368
Interest income	4,168	1,816	(5,031)	953
Interest expense	(5,543)	(1,042)	(323)	(6,908)
Write-off of deferred financing costs	(3,535)	(677)	(84)	(4,296)
Other income, net	4,007	11	126	4,144

Income before income taxes	$47,104	$18,815	$(23,658)	$42,261

The following table presents information regarding revenues by end market:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2005	December 31, 2006
	(In thousands)

Electric Transmission	$131,040	$160,669	$259,553
Electric Substation	103,287	138,646	204,067
Utility Distribution and Industrial Electric	121,130	171,055	144,745
Natural Gas	211,901	265,513	268,551
Telecommunications	52,190	101,191	105,544
Other	13,056	16,002	9,845

	$632,604	$853,076	$992,305

Electric, gas and other end market revenues are entirely part of the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 58%, 40% and 38% of the telecommunications end market revenues for the years ended December 31, 2004, 2005 and 2006, respectively, were from the TS segment.

20.	Commitments and Contingencies

We rent office space and equipment under non-cancelable operating leases, certain of which contain rent holidays and purchase option terms. Operating lease payments are expensed as incurred. Our future minimum lease commitments for all non-cancelable leases as of December 31, 2006 are as follows:

Operating Leases
(In thousands)

For the twelve months ending December 31,
2007	$17,020
2008	13,589
2009	10,614
2010	7,331
2011	3,025
Thereafter	6,675

Total minimum lease payments	$58,254

Our rent expense was $15.6 million, $15.6 million and $19.2 million, respectively, for the years ended December 31, 2004, 2005 and 2006. See Note 15 for information regarding leasing transactions with related parties.

We also construct and lease fiber-optic telecommunications facilities to our customers pursuant to operating lease agreements, typically with lease terms from five to twenty-five years, including certain renewal options. Under those agreements, customers lease a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. The book value of the fiber-optic facilities is $69.3 million, net of accumulated depreciation of $5.7 million and $89.9 million, net of accumulated depreciation of $9.4 million as of December 31, 2005 and 2006, respectively, and is included in property and equipment, net of accumulated depreciation, in the accompanying consolidated balance sheet. Minimum future rentals related to fiber-optic facility leasing agreements as of December 31, 2006 are as follows:

(In thousands)

For the twelve months ending December 31,
2007	$28,308
2008	24,005
2009	22,030
2010	15,579
2011	8,317
Thereafter	34,057

Fixed non-cancelable minimum lease revenues	$132,296

21.	Litigation

On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions which closed in 1999 and 2000 and the Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.

Pursuant to our service contracts, we generally indemnify our customers for the services we provide under such contracts. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of those proceedings could result in significant costs and diversion of management’s attention to our business. Payments of significant amounts, even if reserved, could adversely affect our reputation and liquidity position.

From time to time, we are a party to various other lawsuits, claims, other legal proceedings and are subject, due to the nature of our business, to governmental agency oversight, audits, investigations and review. Such actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Under such governmental audits and investigations, we may become subject to fines and penalties or other monetary damages. With respect to such lawsuits, claims, proceedings and governmental investigations and audits, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of the pending proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial condition.

22.	Quarterly Data — Unaudited

The following tables present certain quarterly financial operating results for the years ended December 31, 2005 and 2006:

	2005 Period Ended
	March 31	June 30	September 30	December 31
	(In thousands)

Revenues	$177,667	$228,403	$226,575	$220,431
Gross Profit	20,054	18,643	31,718	32,413
Income (loss) from continuing operations	3,035	(1,394)	5,266	6,059
Income (loss) from discontinued operations	(293)	(16)	1,300	(228)
Net Income (loss)	2,742	(1,410)	6,566	5,831
Basic net income (loss) per share	0.07	(0.04)	0.17	0.15
Diluted net income (loss) per share	0.07	(0.04)	0.16	0.15

	2006 Period Ended
	March 31	June 30	September 30	December 31
	(In thousands)

Revenues	$214,275	$254,261	$275,880	$247,889
Gross Profit	28,851	35,875	45,048	35,885
Income from continuing operations	2,453	5,161	10,982	7,274
Income (loss) from discontinued operations	13	166	(184)	280
Net Income	2,466	5,327	10,798	7,554
Basic and diluted net income per share	0.06	0.13	0.27	0.19

During the fourth quarter of 2006 the Company identified certain adjustments related to the prior periods. Because these amounts were not material to 2006 as a whole or to prior-period financial statements, the Company recorded these adjustments in the fourth quarter. These adjustments included entries to reduce revenues as well as cost of revenues. The impact of all out-of-period adjustments recorded in the fourth quarter was a reduction in revenue of $2.3 million, gross profit of $1.3 million, income from continuing operations of $0.5 million and net income of $0.5 million or $.01 per basic and fully diluted share.

Amounts may differ from amounts previously reported due primarily to discontinued operations and to a lesser extent reclassifications.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company designed and maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Those controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are included under Item 8 in this annual report on Form 10-K.

No change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

(1) The consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(2) The following financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8 of this Annual Report on Form 10-K):

Page

Reports of Independent Registered Public Accounting Firm	49
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2005 and 2006	92

Schedules other than the schedule listed above are omitted for the reason that they are either not applicable or not required or because the information required is otherwise included.

Schedule II — Valuation and Qualifying Accounts

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
For the Years Ended December 31, 2004, 2005 and 2006

	Balance at	Additions				Balance at
	Beginning of	Charged to	Charged to			End of
Description	Period	Expenses	Other Accounts	Deductions		Period
	(In thousands)

Allowance for Uncollectible
Accounts Receivable(a):
InfraSource Services, Inc. and Subsidiaries:
Year 2006	$3,184	$1,500	$(223)	$691		$3,770
Year 2005	3,305	353	(446)	28		3,184
Year 2004	4,917	(274)	473	1,811	(b)	3,305
Valuation Allowance for Deferred Tax Assets:
InfraSource Services, Inc. and Subsidiaries:
Year 2006	$—	$170	$—	$—		$170
Year 2005	—	—	—	—		—
Year 2004	—	—	—	—		—

(a)	Allowance for Uncollectible Accounts Receivable includes net amounts associated with acquisitions and discontinued operations.

(b)	Amounts written off as uncollectible or transferred.

(b)	Exhibits:

Exhibit
No.		Document

3.1		Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3	.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3.2		Amended and Restated Bylaws of InfraSource Services, Inc.(1)
3.3		Specimen of Common Stock certificate of InfraSource Services, Inc.(2)
4.1		Stockholders Agreement, dated as of September 24, 2003, by and among InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) and its Stockholders party thereto.(3)
4.2		Registration Rights Agreement, dated as of April 20, 2004, by and among InfraSource Services, Inc. OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(2)
4	.2.1	Amendment to Registration Rights Agreement, dated as of December 7, 2005, by and among InfraSource Services, Inc. and OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(4)
4	.2.2	Second Amendment to Registration Rights Agreement, dated as of June 28, 2006, by and among InfraSource Services, Inc. and OCM Principal Opportunities Fund II, L.P., OCM/GFI Power Opportunities Funds, L.P., Tontine Capital Partners, L.P., Martin Maslonka, Thomas B. Tilford, Mark C. Maslonka, Justin Campbell, Joseph Gabbard, Sidney Strauss, Jon Maslonka, David R. Helwig, Terence R. Montgomery and Paul M. Daily.(5)
10.1		Form of 2004 Officer and Director Indemnification Agreement.(2)
10.2		Form of 2005 Officer and Director Indemnification Agreement.(4)

Exhibit
No.		Document

10.3		Credit Agreement, dated as of June 30, 2006, among InfraSource Incorporated, as borrower, InfraSource Services, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, LaSalle Bank National Association and National City Bank as Co-Documentation Agents, and other lenders party thereto.(6)**
10	.3.1	Guaranty, dated as of June 30, 2006 among the Guarantors identified on the signature page, in favor of Bank of America, N.A., as administrative agent for itself and the other lenders under the Credit Agreement.(6)**
10	.4†	2003 Omnibus Stock Incentive Plan, as amended.(3)
10	.4.1†	Form of InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) 2003 Omnibus Stock Incentive Plan Non-Qualified Time-Based Stock Option Agreement.(4)
10	.4.2†	Form of InfraSource Services, Inc. (f/k/a Dearborn Holdings Corporation) 2003 Omnibus Stock Incentive Plan Non-Qualified Performance-Based Stock Option Agreement.(4)
10	.5†	2004 Omnibus Stock Incentive Plan, as amended.(7)
10	.5.1†	Form of 2004 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2)
10	.5.2†	Form of 2004 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement for senior management and directors.(4)
10	.5.3†	Form of 2006 Non-Qualified Stock Option Agreement under the 2004 Omnibus Stock Incentive Plan.(7)
10	.5.4†	Form of 2006 Restricted Stock Award Agreement for senior management under the 2004 Omnibus Stock Incentive Plan.(7)**
10	.5.5†*	Form of Restricted Stock Award Agreement for non-employee directors under the 2004 Omnibus Stock Incentive Plan.
10	.6†	2004 Employee Stock Purchase Plan.(2)
10	.7†	InfraSource Incorporated Deferred Compensation Plan.(8)
10	.8†	Summary of Non-Employee Director Compensation.(9)
10	.9†	Amended and Restated Management Agreement, dated December 29, 2006, by and between David Helwig and InfraSource Services, Inc.(10)
10	.10†	Form of Amended and Restated Management Agreement, between each of InfraSource Services, Inc. and each of the executive officers listed on Exhibit 10.10(a).(11)
10	.10(a)†*	Schedule of executive officers of InfraSource Services, Inc. entering into Amended and Restated Management Agreements in the form of Exhibit 10.10.
10	.11†	Settlement Agreement and General Release of Claims, dated September 29, 2003, by Terence R. Montgomery and InfraSource Incorporated.(8)
10	.12†	Amendment to Non-Qualified Time-Based Stock Option Agreement, dated January 27, 2004, by and between Paul Daily and InfraSource Services, Inc.(8)
10.13		Agreement, dated June 28, 2006, between InfraSource Services, Inc. and certain of its stockholders identified on the signature page to the agreement.(5)
10	.14†	Amendment to Management Agreement, dated September 21, 2006, by and between Walter G. MacFarland and InfraSource Services, Inc.(12)
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32	.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

*	Filed herewith

**	InfraSource Services, Inc. agrees to furnish copies of the exhibits referenced in this agreement to the Securities and Exchange Commission (SEC) upon request.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-115648), filed with the SEC on May 19, 2004.

(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 3 (Registration No. 333-112375), filed with the SEC on April 29, 2004.

(3)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112375), filed with the SEC on January 30, 2004.

(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2006.

(6)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(7)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2006.

(8)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-112375), filed with the SEC on March 29, 2004.

(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 1, 2006.

(10)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2007.

(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 12, 2007.

(12)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

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

March 13, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID R. HELWIG David R. Helwig	Chief Executive Officer, President, Chairman of the Board	March 13, 2007

/s/ JOHN A. BRAYMAN John A. Brayman	Director	March 13, 2007

/s/ FREDERICK W. BUCKMAN Frederick W. Buckman	Director	March 13, 2007

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director	March 13, 2007

/s/ RICHARD S. SIUDEK Richard S. Siudek	Director	March 13, 2007

/s/ DAVID H. WATTS David H. Watts	Director	March 13, 2007

/s/ TERRY WINTER Terry Winter	Director	March 13, 2007