Form 10-K/A
period 2006-12-31
INFRASOURCE SERVICES INC
filed 2007-04-30
CIK 1276827

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A

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
The number of shares outstanding of the registrant’s common stock as of April 13, 2007 was 40,483,636.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART III
EXPLANATORY NOTE
     As previously announced on March 19, 2007, InfraSource Services, Inc. (the “Company”) entered into an Agreement and Plan of Merger, dated March 18, 2007, to merge with a subsidiary of Quanta Services, Inc. On April 20, 2007, the Company filed, with Quanta Services, Inc., a joint proxy statement/prospectus in connection with a special meeting of the Company’s stockholders to seek approval of the merger agreement. If the merger agreement is approved, InfraSource does not anticipate holding an annual meeting of its stockholders in 2007. The information reported in this Form 10-K/A provides the disclosures required in Part III of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
     The following includes information about the members of the Board of Directors (the “Board”). Each director serves for a term of one year and until his successor is elected and qualified. The number of shares of common stock owned by each director, and by all directors and executive officers as a group, is included under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Name	Age	Position(s) with Company	Director Since
David R. Helwig	56	Chairman, Chief Executive Officer and President; Director	2003
J. Michal Conaway	58	Lead Independent Director	2006
John A. Brayman	60	Director	2003
Frederick W. Buckman	61	Director	2006
Richard S. Siudek	60	Director	2004
David H. Watts	68	Director	2005
Terry Winter	65	Director	2006
     John A. Brayman became a member of the Board in December 2003. Since 1998, Mr. Brayman has provided executive leadership consulting services. From 1994 to 1998, Mr. Brayman served as President of Entergy Technology Holding Company. Mr. Brayman also serves on the Board of Directors of Wright Line LLC.
     Frederick W. Buckman became a member of the Board in September 2006. From 1999 to April 2005, Mr. Buckman served as the Chairman and Chief Executive Officer of Trans-Elect, LLC, the nation’s first independent transmission company. Mr. Buckman is currently the lead director of StanCorp Financial Group. Mr. Buckman recently concluded a term of eight years as Chairman of the Board of Oregon Health and Science University. Mr. Buckman has been retired since 2005. Former leadership positions include President and Chief Executive Officer of PacifiCorp from 1994 to 1998; in the prior eight years, Mr. Buckman held various executive positions with Consumers Power Company, the utility subsidiary of CMS Energy.
     J. Michal Conaway became a member of the Board in February 2006 and Lead Independent Director in October 2006. Mr. Conaway is the Chief Executive Officer of Peregrine Group, LLC, an executive consulting firm he founded in 2002. Mr. Conaway has been providing consulting services since 2000. Previously, Mr. Conaway held numerous management, executive and director positions in industry, including fifteen years as chief financial officer and principal financial officer with several major listed companies. He is a Certified Public Accountant.
     David R. Helwig has been the Chief Executive Officer of the Company since September 2003, became a member of the Board in October 2003 and Chairman of the Board in October 2006. Prior to joining the Company, Mr. Helwig served as President and Chief Operating Officer of InfraSource Incorporated, the predecessor company to the Company, from April 2002 to September 2003, and as Executive Vice President of Commonwealth Edison from October 2000 through April 2002. Prior to his role as Executive Vice President of Commonwealth Edison, Mr. Helwig was the Senior Vice President of Exelon Corporation and Commonwealth Edison Nuclear Generation Groups from January 1998 through October 2000.
     Richard S. Siudek became a member of the Board in March 2004. From 2001 to 2002, Mr. Siudek served as head of the Utilities Division and was a member of the Group Executive Committee of ABB Ltd., a power and automation technologies company. From 1998 to 2001, Mr. Siudek served as Country Segment Manager for ABB Power T & D Company, Inc. Mr. Siudek has been retired since 2002.
     David H. Watts became a member of the Board in May 2005. Since 1999, Mr. Watts has served as the Chairman of the Board of Directors of Granite Construction Incorporated. From 1987 to 2003, Mr. Watts also served as President and Chief Executive Officer of Granite. Prior to 1987, Mr. Watts was President and Chief Executive Officer and a director of Ford, Bacon & Davis, Inc., an industrial engineering and construction firm, and was President and Chief Executive Officer and a director of Solus Ocean Systems Inc., an offshore underwater construction firm.
     Terry Winter became a member of the Board in June 2006. Since 2004, Mr. Winter has served as Executive Vice President of Operations of American Superconductor. Mr. Winter serves on the Board of Directors of Industry Advisory Board for the Consortium for Electric Reliability Technology Solutions. Mr. Winter was part of the North American Electric Reliability Council analysis team that reviewed the 2003 blackout, recommending transmission grid and operating procedure improvements. His executive leadership positions included President, CEO and COO of the California Independent System Operator and varied power engineering assignments during his 21-year career at San Diego Gas & Electric.

Executive Officers of the Registrant
     The following table sets forth certain information regarding the Company’s executive officers during the fiscal year ended December 31, 2006:

Name	Age	Position(s) with InfraSource
David R. Helwig	56	Chairman of the Board, Chief Executive Officer and President; Director
Terence R. Montgomery	43	Senior Vice President and Chief Financial Officer
Lawrence P. Coleman	49	President, Blair Park Services, LLC and Sunesys, LLC
Paul M. Daily	50	President and Chief Executive Officer, InfraSource Underground Services, LLC
Deborah C. Lofton	39	Senior Vice President, General Counsel and Secretary
R. Barry Sauder	47	Vice President, Corporate Controller and Chief Accounting Officer
Peter Walier	42	Executive Vice President, Electric
     David R. Helwig - please see his biography above.
     Terence R. Montgomery has been the Senior Vice President and Chief Financial Officer of the Company since September 2003. Mr. Montgomery joined InfraSource Incorporated in January 2000 and became its Chief Financial Officer in July 2001. Prior to his role as Chief Financial Officer, Mr. Montgomery served as Senior Vice President of Corporate Development at InfraSource Incorporated and Manager of Corporate Development at PECO Energy from April 1999 to January 2000.
     Lawrence P. Coleman joined InfraSource Incorporated in January 2001 as part of the acquisition of Blair Park Services and Sunesys. Since the acquisition, Mr. Coleman has served as President of Blair Park and President of Sunesys. Prior to the acquisition, Mr. Coleman served as Vice President of Blair Park and Vice President and General Manager of Engineering/Business Development of Sunesys.
     Paul M. Daily joined InfraSource Incorporated in December 2002 as the President and Chief Executive Officer of InfraSource Underground Services. Prior to joining InfraSource Incorporated, Mr. Daily served as Corporate Senior Vice President of Construction at Tyco Infrastructure Services from June 2000 through November 2002. Prior to employment with Tyco Infrastructure Services, Mr. Daily served as Vice President of Planning and Development for the Wilbros Group, an independent contractor serving the oil and gas industry.
     Deborah C. Lofton joined the Company in June 2005 as Senior Vice President, General Counsel and Secretary. From November 2004 to June 2005, Ms. Lofton was Senior Vice President—Legal and General Counsel of SunGard Availability Services LP. Prior to joining

SunGard Availability, Ms. Lofton was General Counsel of Animas Corporation. From July 2003 to April 2004, Ms. Lofton was General Counsel of RMH Teleservices, Inc. From 1995 to 2003, Ms. Lofton held various legal positions with SunGard Data Systems, Inc., including Vice President-Legal and Assistant General Counsel.
     R. Barry Sauder joined the Company in April 2004 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Sauder served as the Vice President of Finance and Controller of GSI Commerce from December 2000 through April of 2004. From August 2000 to December 2000, Mr. Sauder was the Assistant Vice President and Corporate Controller of MainStream PCS. Mr. Sauder served as Director of Finance for GSI Commerce from August 1999 to August of 2000.
     Peter Walier joined the Company in August 2006 as Executive Vice President, Electric. Prior to joining the Company, Mr. Walier served as the President and Chief Executive Officer of NAC International from 2002 through July 2006. Prior to joining NAC International, Mr. Walier served as the General Manager of General Electric Power Systems.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’ directors, executive officers (including persons performing a principal policy-making function), and persons who own more than 10% of a registered class of InfraSource’s equity securities (“10% Holders”) to file with the U.S. Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock. Directors, officers and 10% Holders are required by the regulations under the Exchange Act to file all Section 16(a) reports electronically and to provide the Company with notice of all Section 16(a) reports which they file. Based solely upon a review of the Section 16(a) reports filed electronically by such reporting persons, and the representations made by the reporting persons, the Company believes that its directors, officers and 10% Holders complied, during the year ended December 31, 2006, with the filing requirements under Section 16(a) of the Exchange Act.
Code of Business Conduct and Ethics
     The Code of Business Conduct and Ethics, as posted on the Company’s website (www.infrasourceinc.com), is applicable to all employees and is designed to deter wrongdoing and promote ethical conduct, full and accurate reporting in SEC filings, compliance with applicable law and other related matters. For purposes of Section 406 of the Sarbanes-Oxley Act of 2002 and the related SEC rules, the sections of the Code of Business Conduct and Ethics entitled “General Policy: Compliance with Law,” “Conflicts of Interest,” “Securities Laws and Insider Trading,” “Waivers of the Code,” “Reporting any Illegal or Unethical Behavior,” and “Compliance Procedures” constitute the Company’s Code of Ethics for Principal Executives and Senior Financial Officers, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer or Controller (or person performing similar function).
Corporate Governance
     The Board believes that the purpose of corporate governance is to ensure that stockholder value is maximized in a manner consistent with the Company’s strategic plans, legal requirements,

the highest standards of integrity and other standards. The Board adheres to corporate governance practices that the Board and senior management believe promote this purpose and are sound. From time to time, management and the Board review these governance practices, Delaware law (the Company’s state of incorporation), the New York Stock Exchange’s Corporate Governance Listing Standards (the “NYSE Standards”), the regulations of the SEC, and best practices suggested by recognized governance authorities.
Nomination Proceedings
     The Company has not implemented any changes in the procedures for stockholder nominations of directors. Such procedures were described in the Company’s proxy statement issued in connection with its 2006 Annual Meeting of Stockholders.
Interested Party Access Policy
     Any interested party, including any stockholder, who wishes to communicate with directors should do so by directing the communication to the Company’s President by telephone or regular mail at the telephone number or direct mail address indicated in the “Contact Us” section of the “About Us” portion of the Company’s website (www.infrasourceinc.com). The President will review all such correspondence and regularly forward to the Board a summary of all communications and copies of all correspondence that the President deems to be appropriate. Generally, any communications that are not in the nature of advertising, promotions for a product or service, patently offensive material, or material advocating InfraSource or its agents engage in illegal activities will be forwarded promptly to the addressee. If a communication is not presented to the directors because the President determines that it is inappropriate, the director or directors identified in the communication will be made aware of such decision. If a director requests, any such communication will be promptly provided to the requesting director.
     Submissions of communications should include the following information: (1) the type and amount of InfraSource stock held by the submitter, or, if the submitter is not an InfraSource stockholder and is submitting the communication as an interested party, the nature of the person’s interest in InfraSource; (2) the submitter’s special interest in the subject matter of the communication; and (3) the submitter’s address, telephone number and e-mail address, if any.
Audit Committee
     The Audit Committee currently consists of J. Michal Conaway (Chairman), Richard Siudek, David Watts and Terry Winter. Until he was replaced by Mr. Conaway in February 2006, Mr. Brayman served as a member of the Audit Committee during 2006. The Board has determined that each of the Audit Committee members is independent for the purposes of the NYSE Standards and the regulations promulgated by the SEC. The Board has also determined that Mr. Conaway, the Audit Committee financial expert, meets the SEC criteria of a “financial expert” and is “financially sophisticated” for the purposes of NYSE Standards. The Audit Committee is governed by a charter, a copy of which, as adopted on April 29, 2004, is posted on the Company’s website at www.infrasourceinc.com. The Audit Committee selects, on behalf of the Board, an independent registered public accounting firm to be engaged to audit the Company’s financial statements, discusses with the independent registered public accountants their independence, reviews and discusses the audited financial statements with the independent registered public accountants and management and recommends to the Board whether the audited financial statements should be included in the Company’s Annual Reports on Form 10-K to be filed with the SEC.
Item 11. Executive Compensation
Compensation Discussion & Analysis
Executive Compensation Philosophy and Objectives
          The successful execution of its business strategy depends on the Company’s ability to attract, develop, motivate and retain key executive talent. The key principles on which the executive compensation program are founded are described below.
1)	The Company’s philosophy is to link executive compensation to annual and long-term performance goals that are aligned with the creation of stockholder value.
          Compensation opportunity for Named Executive Officers (NEOs) is largely provided through variable, performance-based compensation linked to individual, business unit and Company goals and objectives. Base salaries are targeted at the market median with total cash compensation (base salary plus incentives under the Annual Incentive Compensation Plan) targeted at the 75th percentile of market when the Company achieves its financial performance targets. The Company places a strong emphasis on equity-based compensation, which comprises approximately 25% to 50% of total target compensation for NEOs, to align management’s interests with long-term Company performance and the creation of stockholder value.
2)	The Company’s executive compensation programs reflect its status as a new public company, its commitment to sound corporate governance, and alignment with stockholder interests.
          The Company’s compensation structure is relatively simple with a strong emphasis on variable, performance-based compensation and limited use of executive benefits and perquisites. The Company was organized in 1999 and operated as a subsidiary of a major public company until 2003 when it was sold to private equity investment funds. In May 2004, the Company entered the public market with an initial public offering. As a newly independent, publicly traded company, few legacy programs are in use. The Company established its compensation philosophy and programs with a strong awareness of corporate governance and stockholder interests. For example, benefits and perquisites provided to the NEOs are generally limited to the same benefits provided broadly to the Company’s salaried employees.
3)	The Company’s core values are embedded in its compensation programs.
          The Company’s core values stress commitment to customers, safety and a team-based performance culture, based on sound corporate governance and directed toward the creation of stockholder value. The Company’s compensation programs reflect those values. Commitment to customers drives profitability, which determines the level of funding for the Annual Incentive

Compensation Plan (“AICP”) and impacts salaries, bonuses and equity awards provided to NEOs. Safety and efficient use of capital are also key measures in AICP calculation. Emphasis in compensation design is placed on variable, performance-based compensation in general, and on business unit and Company performance in particular, in order to promote teamwork and strong performance. The equity program and stock ownership guidelines for management and the Board ensure that executive interests are closely aligned with stockholder interests.
Executive Compensation Policies and Practices
     The Compensation Committee of the Board of Directors is responsible for oversight of executive compensation programs.
     The Target Labor Market
     In administering the executive compensation program, the Compensation Committee relies on market data provided periodically by independent compensation consultants. This market data includes compensation data from SEC filings for peer and other comparable companies and compensation surveys from other reputable sources. The Company focuses on the data for construction and general industry companies of comparable size.
     The Company established a “peer” group of companies for the purpose of benchmarking executive compensation, which includes companies providing similar services and companies with which the Company competes for executive talent. The peer group companies are comparable to the Company in size, ranging from approximately $500 million to $2.9 billion in revenue with a median of $1 billion and include: Chicago Bridge & Iron Company, Comfort Systems USA Inc., Dycom Industries, Granite Construction Incorporated, Insituform Technologies Inc., Integrated Electrical Services, Layne Christensen, Mastec Inc., Matrix Service Co., Perini Corporation, Pike Electric Corp., Quanta Services, Inc., and Shaw Group Inc.
     Target Pay Mix
     The total compensation program for executive officers consists of base salary, annual cash incentive bonuses under the AICP and long-term equity-based awards under the Long Term Incentive Plan (“LTIP”). Factors considered in determining both the target level and mix of compensation, include the Company’s compensation philosophy, Company performance, the role and performance of individual executives, internal parity and market data provided by independent compensation consultants.

     Based on 2006 base salaries and target levels under the AICP and LTIP, the target pay mix for each NEO is shown below:

		Variable
		Compensation	Long-Term
		Program	Incentives
Named Executive Officer	Base Salary	(AICP)	(LTIP)
David R. Helwig Chief Executive Officer	25%	25%	50%
Terence R. Montgomery Chief Financial Officer	36%	29%	36%
Paul M. Daily President, IUS	39%	31%	29%
Lawrence P. Coleman President, Blair Park/Sunesys	39%	31%	29%
R. Barry Sauder Chief Accounting Officer	53%	24%	24%
Note: Percentages may not total 100% due to rounding
     Factors Considered in Making Compensation Decisions
     Actual compensation levels are a function of Company and individual performance as described under each specific compensation element below. When making compensation decisions, the Compensation Committee considers the competitiveness of individual elements of compensation as well as the sum of the executive officer’s base salary, AICP and LTIP. Mid-year adjustments are considered when there is a significant change in the executive’s role or responsibility. AICP and LTIP awards may be pro-rated for partial year service.
     Individual performance is assessed for each NEO relative to specific goals established at the beginning of each fiscal year, usually in late February or early March, including financial performance, safety and strategic initiatives as well as personal and team development. The Compensation Committee determines the goals for the Chief Executive Officer and reviews and approves goals proposed by the Chief Executive Officer for the other NEOs.
     Chief Executive Officer Compensation: The Compensation Committee and the Board evaluate annually the Chief Executive Officer’s performance relative to individual and organizational goals, and determine the Chief Executive Officer’s base salary, AICP payment and LTIP awards. Factors considered by the Compensation Committee include the Company’s financial performance; progress on strategic objectives; return to stockholders; the Chief Executive Officer’s individual performance, including leadership and effectiveness; and relevant market comparatives including compensation for chief executive officers at peer and other comparable companies.
     Other Named Executive Officer Compensation: The Chief Executive Officer (with input from the Senior Vice President, Human Resources) makes recommendations to the Compensation Committee concerning the compensation of the other NEOs. The CEO and the Compensation

Committee evaluate the performance of the other NEOs relative to goals and objectives and make decisions concerning base salary, AICP payments and LTIP awards. Factors considered include individual, business unit and Company performance; returns to stockholders; progress on strategic objectives; and compensation provided to executives in similar positions at peer and other comparable companies.
Elements of Compensation
     Base Salary
     Base salary provides the stable portion of compensation attributable to the performance of core duties and is necessary to attract and retain key executives. During 2006, annual base salaries for executives were reviewed relative to median base pay levels for each executive’s position based on the peer group and other relevant survey data. Base salaries are targeted at the market median and recognize the executive officer’s scope and level of responsibilities, individual performance and contribution to overall corporate performance. The base salary amounts earned by the NEOs for 2006 are set forth in the salary column of the Summary Compensation Table.
     Executive officer base salaries are reviewed annually, usually in the first quarter of the year following completion of individual performance evaluations, and may be adjusted by the Compensation Committee or, for the CEO, as recommended by the Compensation Committee and approved by the Board. Factors considered in base salary determination include, but are not limited to, the compensation philosophy adopted by the Board, the Company’s performance, the executive’s individual performance and benchmark information provided by independent, nationally recognized consultants retained by the Board. Base salaries established under the Company’s executive officer management agreements cannot be reduced unless the Board approves an across-the-board decrease for all officers of the Company. These management agreements for the NEOs are described in this Item 11 under the heading “Post Employment Arrangements.”
     Base salary changes during 2006 are as follows:

Named Executive Officer	2006 Salary	2005 Salary	% increase
David R. Helwig Chief Executive Officer	$437,600*	$387,600	12.9%
Terence R. Montgomery Chief Financial Officer	$275,000	$260,000	5.8%
Paul M. Daily President, IUS	$240,000	$240,000	—
Lawrence P. Coleman President, Blair Park/Sunesys	$195,000**	$165,000	18.0%
R. Barry Sauder Chief Accounting Officer	$180,250	$180,250	—

* In December 2006, the Company and Mr. Helwig entered into an amended and restated management agreement which established his base salary at $500,000 effective October 10, 2006, the date he assumed the additional role of Chairman of the Board. He was paid an additional $14,430 from October 1, 2006 to December 31, 2006 to reflect such increase.
** This amount reflects Mr. Coleman’s base salary as of March 3, 2006. He received an additional increase, effective September 15, 2006, to a base salary of $210,000, a 7.7% increase.
     Annual Incentive Compensation
     Performance-based compensation is a key component of the Company’s compensation philosophy. NEOs are eligible to participate in an AICP which rewards executive officers for meeting or exceeding specific annual individual, business unit and Company goals and objectives. AICP targets are determined for each executive officer as a percentage of annual base salary. The NEOs participate in the same AICP as other eligible employees. AICPs are established for each business unit and for corporate to establish performance measures specific to the goals and needs of the individual units and the Company as a whole.
     Annual incentive targets and weighting of corporate/business unit objectives for the NEOs for 2006 are shown below. These targets were determined on the basis of competitive market best practices and may be adjusted by the Board as appropriate, considering such factors as the goals of the compensation philosophy developed by the Compensation Committee and adopted by the Board, and compensation survey data provided by independent compensation consultants. During 2006, a portion of the NEOs’ total compensation was shifted from base salary to AICP in order to increase the emphasis on performance.

Weighting
Named Executive Officer	AICP Target	(Corporate / Business Unit)
David R. Helwig Chief Executive Officer	100% of base salary	100% Corporate
Terence R. Montgomery Chief Financial Officer	80% of base salary	100% Corporate
Paul M. Daily President, IUS	80% of base salary	50% Corporate / 50% IUS
Lawrence P. Coleman President, Blair Park/Sunesys	80% of base salary	100% BP/Sunesys
R. Barry Sauder Chief Accounting Officer	45% of base salary	100% Corporate
     The AICPs are funded by a share of earnings, modified by safety performance and capital utilization metrics. Currently, the corporate AICP is funded at an effective rate of 8.8% of net income, as adjusted for certain non-operational items, which amounted to $2,600,000 in 2006. There is no maximum award limit for individual executive officers. The AICPs for the business units use a similar profit sharing mechanism to fund their bonus pools, varying between 7% and 15% of EBITA (consists of income from continuing operations before income tax expense and amortization), as adjusted for certain non-operational items.
     AICP payments are made in the first quarter, following determination of prior year financial results and AICP pool funding based on Company and business unit performance,

including safety and capital utilization factors. AICP pool funding for corporate and the business units is approved by the Compensation Committee. The Compensation Committee may withhold partial or full payment of AICP amounts depending on the financial condition of the Company and other factors it deems relevant. An individual performance rating, based on annual performance reviews, is utilized in the determination of each individual award.
▪	The Company emphasizes and actively promotes a safe working environment. Safety performance is measured using the federal Occupational Safety and Health Administration (OSHA) Incident Rate metric, calculated as the number of recordable accidents per 200,000 man-hours. Operating Unit and composite Company safety goals are established each year. Failure to meet established safety goals can result in up to a 20% reduction of the AICP pool.

▪	In order to promote efficient use of capital employed and to recognize the cost thereof, the Company applies a capital charge modifier to the AICP bonus pool. The charge is calculated by multiplying the weighted average cost of capital times the year-over-year change in invested capital.

▪	Individual performance is determined through the Company’s Performance Appraisal Process. Performance can modify a participant’s award from 0% to 125% of target; however, total payouts under the AICP cannot exceed the bonus pool, as modified by the safety and capital utilization factors.
          Any funds remaining in the pool after bonuses have been paid at 100% of individual targets are allocated on a discretionary basis as proposed by the business unit Presidents and approved by the Chief Executive Officer. NEO annual incentive compensation payments for fiscal year 2006 are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
          Based on a survey of the Company’s four highest paid executive positions conducted by RSM McGladrey in October 2006, target total cash compensation levels in the aggregate are competitive with the market (based on proxy and survey data) falling between the median and the target 75th percentile of the market.
     Long-Term Incentive Compensation
          Long-term incentive compensation (“LTIP”) is granted primarily in the form of equity awards to align management with stockholder interests and to promote the creation of stockholder value. Mr. Coleman is a participant in the Blair Park/Sunesys Long Term Incentive Plan, which is a cash-based four year plan under which awards are based on performance measures specific to the Blair Park and Sunesys business unit. Otherwise, the Company has no long-term cash incentive programs in place for the executive officers.
          LTIP targets are established for executive officers based on the Company’s compensation policies and strategies, the executive’s role and responsibilities, and competitive market practices concerning long-term incentives provided to executives at peer and other comparable companies. Actual awards may vary from targeted levels and are determined with consideration of individual performance. LTIP targets for 2006 were as follows:

Named Executive Officer	Long-Term Incentive Target %
David R. Helwig Chief Executive Officer	200% of base salary
Terence R. Montgomery Chief Financial Officer	100% of base salary
Paul M. Daily President, IUS	75% of base salary
Lawrence P. Coleman President, Blair Park/Sunesys	75% of base salary
R. Barry Sauder Chief Accounting Officer	45% of base salary
     The value of equity awards granted to each NEO for the fiscal year is based on individual performance, contribution to achievement of Company objectives and a review of the value of equity grants made to executive officers at peer and other comparable companies. Historically, the Company’s equity grants were limited to stock options. In 2006, the target value of equity awards granted to the NEOs were split evenly between stock options and restricted stock, as described below. Stock options are granted to align executives with the goal of enhancing stockholder value by providing risk and reward based on stock price appreciation. Restricted stock is awarded to promote equity ownership, support executive retention and align executive interests with stockholders. The form and mix of stock options and restricted stock is reviewed annually by the Compensation Committee based on the Company’s overall strategy and competitive market best practices.
▪	Nonqualified Stock Options: Each option represents the right to purchase one share of the Company’s Common Stock at fair market value, a price per share equal to the closing price of the Common Stock determined on the grant date. Options become exercisable ratably over a four year vesting schedule and have a term of ten years. Stock option awards are valued at estimated fair market value at the grant date using the Black-Scholes Option Pricing model and are assumed held for the full 10-year term in order to promote comparability with market survey data. This holding period assumption is different than the one used for Statement of Financial Accounting Standard (SFAS) 123(R), which generally takes into account estimated forfeitures and shorter holding periods. Therefore, the calculated value is different than what is reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

▪	Restricted Stock: The Compensation Committee determines a dollar value for restricted stock awards; the number of shares issued is based on the fair market value of Common Stock on the date of grant. Shares cliff vest after seven years of service from the date of grant with opportunity for acceleration based on achievement of earnings per share (EPS) targets. Annual tranches of shares for the 2006 grants, each equal to 25% of the total award, are eligible for sequential accelerated vesting for each of fiscal years 2007 through 2010 based on achievement of EPS targets that approximate 10% annual growth. If, for any fiscal year acceleration is not achieved for an eligible tranche, such tranche will vest in any subsequent year that the EPS target for such tranche is achieved. If the pending merger with Quanta Services, Inc.

announced on March 19, 2007 occurs, the Board has approved changes to these restricted stock awards to straight time vesting of one-third each year on the first, second and third anniversaries of the closing date of the merger.
     The Company’s practice has been to have the Board issue annual equity grants in the fourth quarter, using the closing price of the Company’s stock on the grant date as the basis for determining the number of shares of stock options or restricted stock to be awarded. For new hire and promotion awards, the Board approved such awards for executive officers and directors at regularly scheduled meetings, telephonic meetings and, if necessary, by unanimous written consent, and the Chief Executive Officer, pursuant to delegated authority, approved such new hire and promotion awards for non-executive officer employees. In accordance with the equity-granting practices policy, adopted in October 2006, all such equity awards are now granted and, in the case of stock options, priced on the third market trading day following the date of the Company’s first earnings release after the Board meeting at which the value of the awards are approved. The equity-granting practices policy is followed for all new hire or promotion awards made by the Chief Executive Officer under his delegated authority. For fiscal year 2006, the annual equity awards were approved at the October 26, 2006 Board meeting and granted on November 6, 2006.
     The 2006 SFAS 123(R) value of all outstanding equity awards held by the NEOs are shown in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table. The Grants of Plan-Based Awards Table shows the number and types of equity awards granted to each executive officer for 2006, the SFAS 123(R) grant date value for such equity awards, and the 2006 AICP target for each NEO.
Sign-On Awards
     In order to attract top executive talent, the Company occasionally makes sign-on awards to newly hired executive officers in the form of cash or equity-based awards. Factors considered in determining the amount and form of award include the contribution expected from the executive, compensation forgone at the former employer, need to align the new executive with Company performance, availability of executive talent with comparable skills, and competitive market practices. In 2006 no sign-on awards were granted to NEOs.
Stock Ownership Guidelines
     To reinforce the stock ownership objective, in 2006 the Board established target guidelines for the executive officers, other members of senior management and directors of the Company. The guidelines are used to reinforce the accumulation and retention of a significant economic stake in the Company and to align executives with the economic interests of the Company’s stockholders. The guidelines are based on the position within the Company as follows:

Executive	Ownership Multiple

Chief Executive Officer	5x base salary
Senior Vice Presidents and Chief Financial Officer	4x base salary
Company Presidents	3x base salary
Key Executives	2x base salary
Other Executives	1x base salary
Directors	5x annual retainer

     Executives and directors in service when the stock ownership guidelines were approved have 3 years to reach their target ownership. Executives hired and directors elected in subsequent years have 5 years from the date of hire to achieve and maintain the required stock ownership. Compliance with these guidelines is monitored by the Company and the Compensation Committee. Shares beneficially owned of record by the executive, shares held in a qualified benefit plan, unvested restricted shares and cash units, if issued, shares retained from option exercises, spread value of vested stock options between market value of the Common Stock at the end of the most recent financial quarter and exercise price and deferred stock, if awarded, are included in determining satisfaction of the guidelines. Messrs Helwig, Montgomery, and Daily have met the ownership guidelines. Mr. Coleman and Mr. Sauder have not yet met the ownership guidelines.
Benefits and Perquisites
     Executive officers may participate in benefit plans that are broadly offered to salaried employees, such as short- and long-term disability, life insurance, health and welfare benefits, 401(k) and paid time off.
     The Company provides limited additional perquisites. Instead, as previously discussed, the Company chooses to provide competitive fixed compensation through salary and benefits with opportunity for additional compensation through performance-based bonus and equity awards. Benefits and perquisites are not considered or used as a competitive differentiator.
     Benefits and perquisites provided to the NEOs are included below:
▪	Car Allowance: Two executives, Mr. Helwig and Mr. Daily, are provided $12,000 per annum car allowances. Mr. Coleman is provided the use of a Company car.

▪	Deferred Compensation: The Company maintains a deferred compensation plan which is used to supplement the 401(k) savings plan. The Company matches employee contributions up to the level provided for in its 401(k) plan in certain circumstances, but does not provide above market interest returns on plan balances. Mr. Daily is the only NEO currently participating in the plan. Mr. Montgomery participated in the past and has an account balance in the deferred compensation plan.

▪	Employee Stock Purchase Plan: Under this plan, eligible employees (including NEOs) may purchase shares of the Company’s Common Stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares during every six-month period. Messrs. Coleman, Daily, Montgomery and Sauder participate in this program.

▪	401(k) Retirement Savings Plan: Under this plan, eligible employees (including NEOs) are matched 50% on each dollar contributed by the individual up to 6% of eligible compensation. In 2006, Messrs. Montgomery, Daily, Coleman and Sauder were each matched $6,600.

▪	Relocation: In order to attract and retain top talent, the Company may elect to pay relocation costs for full-time employees who are required to relocate in connection with their employment. The Company did not reimburse any NEO for relocation costs in 2006.
     The Company does not offer defined benefit plans, supplemental executive retirement plans, benefit restoration plans, or pay tax gross-ups on change in control benefits.
Management Agreements
     The Company utilizes management agreements to establish the terms of the service arrangement and detail specific components of compensation. Following completion of its transition from a controlled company, the Company entered into new management agreements with each NEO. Specific terms of the agreements are described in this Item 11 under the heading “Post Employment Arrangements.”
     The management agreements specify executive position and responsibilities, establish compensation and benefits during employment and following termination, and include confidentiality, non-competition and non-solicitation provisions. The terms of these agreements are designed to be generally consistent with competitive market practices.
     The agreements prescribe benefits to be received if an executive officer is terminated by the Company not for “cause” or terminates employment for “good reason” within two years following a change in control (a “double trigger”). The agreements define “cause” to include the continued willful failure by the NEO to substantially perform his duties with the Company, the willful engaging by the NEO in misconduct materially and demonstrably injurious to the Company or the NEO’s material breach of certain provisions of the management agreement. The agreements define “good reason” to include a material reduction in the NEO’s position or responsibilities, relocation of NEO’s primary place of work by more than a specified distance from its current location and the Company’s material breach of certain provisions of the management agreement.
     The maximum change in control severance benefit provided is two times total cash compensation (base salary plus bonus) and continuation of health care benefits. Vesting of outstanding equity awards is also accelerated. The Company does not make gross-up payments for excise tax liabilities. This approach has been adopted in order to provide executive officers with financial security and facilitate a transaction which may benefit stockholders but result in executive job loss, promote stockholder interests by limiting the cost of these agreements and provide an essential retention vehicle.

Tax and Accounting Considerations
     The Compensation Committee has considered the implications of executive compensation deductibility under the limits set forth in Section 162(m) of the Internal Revenue Code in making decisions concerning compensation design and administration. To date, the Company has not provided annual compensation to any NEO that exceeds the Section 162(m) deduction. The Compensation Committee views tax deductibility as an important consideration and intends to maintain deductibility where possible but also believes that the Company’s business needs should be the overriding driver of compensation design. Therefore, the Compensation Committee believes it is important to maintain flexibility and has not adopted a policy requiring that specific programs must meet the requirements of performance-based compensation under Section 162(m). The Compensation Committee also considers tax implications for executives and structures its compensation programs to comply with Section 409A of the Internal Revenue Code.
     Accounting and cost implications of compensation programs are a few of several factors considered in executive compensation program design. However, the main driver of design is alignment with business needs, including stockholder interests and strategic, operational, safety and financial performance goals.
Compensation Committee Report
     The Compensation Committee (the “Committee”) has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with management. Based on its review and discussions with management, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for 2006, as amended in this report. This Compensation Committee Report is provided on April 30, 2007 by the following members of the Committee:
David H. Watts (Chairman)
John A. Brayman
Frederick W. Buckman
Terry Winter

Summary Compensation Table
     This table provides compensation disclosure for the year ended December 31, 2006 for the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executives officers (the “NEOs”).

							Non-Equity
					Stock	Option	Incentive Plan	All Other
		Salary	Bonus		Awards	Awards	Compensation	Compensation	Total
Name and Title	Year	($)	($)		($) (2)	($) (2)	($) (3)	($) (4)	($)
David R. Helwig Chairman of the Board, Chief Executive Officer and President	2006	452,030	—		13,319	355,521	615,000	12,000	1,447,870

Terence R. Montgomery Senior Vice President and Chief Financial Officer	2006	271,827	15,000	(1)	4,014	152,164	300,600	6,600	750,205

Paul M. Daily President and Chief Executive Officer, InfraSource Underground Services	2006	240,000	—		3,467	149,573	230,000	18,600	641,640

Lawrence P. Coleman President, Blair Park LLC and Sunesys LLC	2006	195,000	—		2,463	30,612	360,996	10,063 (5)	599,134

R. Barry Sauder Vice President, Corporate Controller and Chief Accounting Officer	2006	180,250	27,500	(1)	821	88,312	89,792	6,600	393,275

(1)	The bonus paid to Mr. Montgomery was paid in recognition of his efforts in the successful completion of a secondary public offering in March 2006. The bonus paid to Mr. Sauder was paid in recognition of his efforts relating to the implementation of Sarbanes Oxley Section 404 and the successful completion of a secondary offering in March 2006.

(2)	The “Stock Awards” and “Option Awards” columns reflect the expense recognized in 2006 for all outstanding stock or option awards granted to the NEOs. These amounts are established in accordance with SFAS 123(R), without regard to any estimate of forfeiture for service vesting. There were no equity award forfeitures during 2006. The assumptions used in reaching these valuations are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 13, 2007.

(3)	Reflects incentive awards earned and paid under the AICP. The amounts disclosed were earned in 2006 and paid in 2007. The estimated future payouts in the Grants of Plan-Based Awards Table below represent the target AICP awards established in March 2006. The amounts in this Summary Compensation Table report the actual AICP awards earned. See pages 10 and 11 of this Item 11 for a description of the AICP.

(4)	For the fiscal year ended December 31, 2006, the aggregate amounts in “All Other Compensation” consist of the following compensation:

	Company
	Contributions
Name	to 401(k) Plan	Automobile
David R. Helwig	—	$12,000
Terence R. Montgomery	$6,600	—
Paul M. Daily	$6,600	$12,000
Lawrence P. Coleman	$6,600	$3,463
R. Barry Sauder	$6,600	—
(5)	See footnote (6) to the Grants of Plan-Based Awards Table on page 19 for a description of the potential payouts to Mr. Coleman under the Blair Park/Sunesys Long Term Incentive Plan.
Grants of Plan-Based Awards Table
     The following table provides information about plan-based awards made to the NEOs during 2006:

		Estimated
		Possible Payouts				Grant Date
		Under			Exercise or	Fair Value of
		Non-Equity	All Other	All Other	Base Price of	Stock and
		Incentive Plan	Stock	Option	Option	Option
		Awards at Target	Awards	Awards	Awards	Awards
Name	Grant Date	($) (1)	(#) (2)	(#) (3)	($/Sh) (4)	($) (5)
David R. Helwig	01/01/2006	437,600
	11/06/2006		29,200			600,060
	11/06/2006			48,300	20.55	475,425

Terence R. Montgomery	01/01/2006	220,000
	11/06/2006		8,800			180,840
	11/06/2006			14,500	20.55	142,726

Paul M. Daily	01/01/2006	192,000
	11/06/2006		7,600			156,180
	11/06/2006			12,500	20.55	123,040

Lawrence P. Coleman (6)	01/01/2006	168,000
	06/09/2006		7,407			133,400
	11/06/2006		5,400			110,970
	11/06/2006			9,000	20.55	88,589

R. Barry Sauder	01/01/2006	81,112
	11/06/2006		1,800			36,990
	11/06/2006			3,000	20.55	29,530

(1)	The amounts set forth in this column represent the target AICP awards established for the NEOs for 2006. The grant date provided is the date that the plan year began for the 2006 AICP. See pages 10 and 11 of this Item 11 for a description of the AICP, and the Summary Compensation Table for the actual AICP awards earned by the NEOs for 2006. The 2006 target AICP payout established for each NEO is based on the following percentages:

Name	AICP Target
David R. Helwig	100% of Base Salary
Terence R. Montgomery	80% of Base Salary
Paul M. Daily	80% of Base Salary

Name	AICP Target
Lawrence P. Coleman	80% of Base Salary
R. Barry Sauder	45% of Base Salary
(2)	Represents restricted stock awards granted under the Company’s 2004 Omnibus Incentive Plan (the “Plan”). Restricted stock awards made in November 2006 vest in full on November 13, 2013, but may vest prior to that date if certain EPS-based performance objectives are met. In addition, under the management agreement between the Company and each NEO, the restricted stock vesting will accelerate in the event of a termination of the NEO by the Company without “cause” or the voluntary termination by the NEO for “good reason” within two years following a change in control of the Company. If the pending merger with Quanta Services, Inc. announced on March 19, 2007 occurs, these restricted stock awards will convert to time vesting of one-third each year on the first, second and third anniversaries of the closing date of the merger. Mr. Coleman received an additional restricted stock award in June 2006 that will become fully vested in June 2010.

(3)	Represents non-qualified stock options granted under the Plan which vest at the rate of 25% of the total grant on each of the first four anniversaries of the respective grant dates. The stock options will become fully vested and exercisable in the event of a termination of the NEO by the Company without “cause” or voluntary termination by the NEO for “good reason” within two years following a change in control of the Company.

(4)	The exercise price is equal to the Common Stock closing price on the stock option grant date.

(5)	The “grant date fair value” amounts are established in accordance with SFAS 123(R), without regard to estimated forfeitures. Generally, the full grant date fair value is the amount the Company would expense in its financial statements over the life of the award. The assumptions used in reaching these valuations are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 13, 2007.

(6)	Mr. Coleman is a participant in the Blair Park/Sunesys Long Term Incentive Plan (the “Blair Park LTIP”). Under such plan, which was established in 2005, he is entitled to receive a cash award based upon the achievement of designated business unit EBIT amounts over the four year period of the Blair Park LTIP. Mr. Coleman received units under the Blair Park LTIP, which vest in quarterly installments at the end of each year in the four year performance period. The performance period will end on December 31, 2008. Although the actual final payout to Mr. Coleman under the Blair Park LTIP is not known at this time, based upon the actual business unit performance over the first two years of the plan, and a reasonable estimate of future performance, Mr. Coleman could receive a potential payment, at the end of the performance period, of approximately $324,000 for his currently vested units.

Outstanding Equity Awards at 2006 Fiscal Year-End Table
     The following table provides information about all outstanding equity awards held by the NEOs at December 31, 2006:

		Option Awards				Stock Awards
		Number of						Market
	Number of	Securities				Number of		Value of
	Securities	Underlying				Shares or		Shares or
	Underlying	Unexercised				Units of		Units of
	Unexercised	Options		Option		Stock That		Stock That
	Options	(#)		Exercise	Option	Have Not		Have Not
	(#)	Unexercisable		Price	Expiration	Vested		Vested
Name	Exercisable	(1)		($)	Date	(#) (1)		($) (2)
David R. Helwig	22,388	94,586	(3)	4.60	09/23/2013
	56,092	56,094	(4)	13.00	05/06/2014
	12,500	37,500	(5)	11.81	11/28/2015
		48,300	(6)	20.55	11/06/2016
						29,200	(7)	635,684

Terence R. Montgomery	75,950	39,826	(3)	4.60	09/23/2013
	69,705			4.60	09/23/2013
	23,304	23,304	(4)	13.00	05/06/2014
	6,250	18,750	(5)	11.81	11/28/2015
		14,500	(6)	20.55	11/06/2016
						8,800	(7)	191,576

Paul M. Daily		28,494	(3)	4.60	09/23/2013
	7,699			4.60	09/23/2013
	20,000	20,000	(4)	13.00	05/06/2014
	5,000	5,000	(8)	13.11	12/15/2014
	6,250	18,750	(5)	11.81	11/28/2015
		12,500	(6)	20.55	11/06/2016
						7,600	(7)	165,452

Lawrence P. Coleman		3,750	(9)	9.80	04/27/2015
		11,250	(5)	11.81	11/28/2015
		9,000	(6)	20.55	11/06/2016
						12,807	(7)(10)	278,808

R. Barry Sauder	1,000	22,000	(4)	13.00	05/06/2014
	1,875	5,625	(5)	11.81	11/28/2015
		3,000	(6)	20.55	11/06/2016
						1,800	(7)	39,186

(1)	Under the management agreement between the Company and each NEO, unvested stock options and unvested restricted stock awards will become fully vested and free of forfeiture restrictions in the event of a termination of the NEO by the Company without “cause” or by the NEO for “good reason” within two years following a change in control of the Company. If completed, the proposed merger with Quanta Services, Inc. will fall within the change in control definition in the management agreements.

(2)	Value based on the Common Stock’s December 29, 2006 closing price of $21.77.

(3)	These options were granted on September 23, 2003 and become fully exercisable on September 23, 2007.

(4)	These options were granted on May 6, 2004 and become fully exercisable on May 6, 2008.

(5)	These options were granted on November 28, 2005 and become fully exercisable on November 28, 2009.

(6)	These options were granted on November 6, 2006 and become fully exercisable on November 6, 2010.

(7)	These restricted stock awards were made on November 6, 2006 and will fully vest on November 13, 2013, but may vest prior to that date if certain EPS-based performance objectives are met. If the pending merger with Quanta Services, Inc. announced on March 19, 2007 occurs, these restricted stock awards will convert to time vesting of one-third each year on the first, second and third anniversaries of the closing date of the merger.

(8)	These options were granted on December 15, 2004 and become fully exercisable on December 15, 2008.

(9)	These options were granted on April 27, 2005 and become fully exercisable on April 27, 2009.

(10)	Mr. Coleman received an award of 7,407 shares of restricted stock on June 9, 2006 that will become fully vested on June 9, 2010.
Option Exercises Table
     The following table provides information about stock option exercises by the NEOs during 2006. No outstanding restricted stock awards vested during 2006.

	Options Awards
	Number of Shares	Value Realized Upon
	Acquired on Exercise	Exercise
Name	(#)	($)
David R. Helwig	—	—
Terence R. Montgomery	—	—
Paul M. Daily	3,360	57,557
	73,682	1,246,639
	50,000	848,000 (1)
Lawrence P. Coleman	5,000	56,371
R. Barry Sauder	21,000	182,280

(1)	Mr. Daily exercised this stock option but did not sell the underlying shares. The value set forth above is based on the closing market price of the Company’s Common Stock on the date on which the stock option was exercised.

Nonqualified Deferred Compensation Table
     This table provides information about the participation of certain NEOs in the Company’s Deferred Compensation Plan, as amended.

					Aggregate
	Executive	Company	Aggregate	Aggregate	Balance at
	Contributions	Contributions	Earnings in	Withdrawals/	December 31,
	in 2006	in 2006	2006	Distributions	2006
Name	($)	($)	($)	($)	($)
David R. Helwig	—	—	—	—	—
Terence R. Montgomery	—	—	1,371	—	10,453
Paul M. Daily	30,376	—	9,490	—	89,537
Lawrence P. Coleman	—	—	—	—	—
R. Barry Sauder	—	—	—	—	—
     The Deferred Compensation Plan allows participants to elect to defer salary and bonus compensation on an annual basis. Mr. Daily was the only NEO participant to make such election for 2006. Pursuant to the Company’s Deferred Compensation Plan, as amended, a senior management employee meeting the eligibility requirements may elect to defer, on a pre-tax basis, a percentage of his or her salary and/or bonus. The maximum amount deferrable is 75% of his or her base annual salary and/or incentive compensation, plus, in certain circumstance, up to 100% of incentive compensation. Generally, deferral elections must be made before the beginning of the year in which compensation will be deferred. The Company’s contributions under the plan are equal to 50% of the participant’s deferral up to an amount that does not exceed 6% of the participant’s compensation, reduced by any matching contribution made to the 401(k) Plan. A participant may elect, from the mutual funds available under the Company’s 401(k) Plan, the investment media for his or her account. Each participant is fully vested in his or her own contributions, but any Company contributions vest 50% after two years of service, 75% after three years of service and 100% after four years of service with the Company or any subsidiary. Subject to certain exceptions, a participant receives distributions under the plan following retirement, death or termination of employment.
Post Employment Arrangements
     The Company has entered into management agreements with each of the NEOs that provide for compensation in certain employment termination events. Such termination events include termination by the Company without “cause” or by the NEO for “good reason.” See page 15 of this Item 11 for the definitions of “cause” and “good reason.”
     Termination by NEO for “good reason” or termination by the Company not for “cause”
     In the event that the NEO is terminated not for “cause” or the NEO terminates his employment for “good reason”, he will receive any unpaid bonus from the previous year and a pro-rata share of the target bonus for the year in which the termination occurs. As severance, Mr. Helwig, Mr. Montgomery, Mr. Daily and Mr. Coleman are entitled to receive, in twenty-four monthly payments, an amount equal in the aggregate to two (2) times the sum of the executive’s base salary and target bonus for the year in which the termination occurs. Mr. Sauder is entitled to receive, in twelve monthly payments, an amount equal in the aggregate to the sum of his base salary and target bonus for the year in which the termination occurs. Each NEO would also continue to receive health insurance benefits for not more than twenty four months (twelve months for Mr. Sauder) following such termination.
     The following table sets forth the compensation or benefits that the NEOs would have received if such a termination had occurred on December 31, 2006.

		Payments if termination
		without “cause” or for “good
Name	Benefit	reason”
David R. Helwig	Severance	$2,000,000
	Pro-rata Bonus (1)	$500,000
	Health Insurance Benefits	—
	Total	$2,500,000

Terence R. Montgomery	Severance	$990,000
	Pro-rata Bonus (1)	$220,000
	Health Insurance Benefits	$24,842
	Total	$1,234,842

Paul M. Daily	Severance	$864,000
	Pro-rata Bonus (1)	$192,000
	Health Insurance Benefits	$24,842
	Total	$1,080,842

Lawrence P. Coleman	Severance	$756,000
	Pro-rata Bonus (1)	$168,000
	Health Insurance Benefits	$24,842
	Total	$948,842

R. Barry Sauder	Severance	$261,362
	Pro-rata Bonus (1)	$81,112
	Health Insurance Benefits	$12,421
	Total	$354,895

(1)	The value of the pro-rata bonus reflects the target bonus for 2006 in accordance with the terms of the management agreements. See the Summary Compensation Table for the actual awards earned by the NEOs for 2006 under the applicable Annual Incentive Compensation Plan.
Termination in connection with a change in control
     The NEOs are not entitled to additional compensation solely upon a change in control of the Company. However, each NEO is entitled to receive severance and other benefits in the event his employment relationship is terminated by the Company without “cause” or by the NEO for “good reason” within two years following a change in control. The NEO receives all of the benefits set forth above, with a few modifications. The severance payment will be made in one lump sum payment, rather than in monthly installments. In addition, unvested stock options, restricted stock and any other equity awards become vested and exercisable or free of forfeiture restrictions.
     For purposes of the agreements, a change in control is defined as: (1) a complete liquidation or dissolution of the Company; (2) a sale, exchange or other disposition of all or substantially all of the Company’s businesses or assets; (3) any “person,” as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than the Company and any trustee or other fiduciary holding securities under any employee benefit plan of the Company), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding equity securities; (4) consummation of a merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization results in the voting equity securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting equity securities of the surviving entity or direct or indirect parent thereof) more than fifty percent (50%) of the total voting power represented by the voting equity securities of the Company or such surviving entity or parent thereof outstanding immediately after such merger, consolidation or reorganization; or (5) a change in the constituency of the Board with the result that individuals (the “Incumbent Directors”) who are members of the Board as of the Effective Date cease for any reason to constitute at least a majority of the Board; provided that any individual who is elected or appointed to the Board after the Effective Date and whose nomination for election or appointment was unanimously approved by the Incumbent Directors shall be considered an Incumbent Director beginning on the date of his or her election or appointment to the Board.

     The following table sets forth the severance and benefits that the NEOs would have received if such a termination, following a change in control, had occurred on December 31, 2006.

		Payments if termination
		without “cause” or for “good
		reason” within 2 years after
Name	Benefit	change in control
David R. Helwig	Severance	$2,000,000
	Pro-rata Bonus (1)	$500,000
	Equity Awards (2)	$3,184,095
	Health Insurance Benefits	—
	Total	$5,684,095

Terence R. Montgomery	Severance	$990,000
	Pro-rata Bonus (1)	$220,000
	Equity Awards (2)	$1,284,203
	Health Insurance Benefits	$24,842
	Total	$2,519,045

Paul M. Daily	Severance	$864,000
	Pro-rata Bonus (1)	$192,000
	Equity Awards (2)	$1,075,393
	Health Insurance Benefits	$24,842
	Total	$2,156,235

Lawrence P. Coleman	Severance	$756,000
	Pro-rata Bonus (1)	$168,000
	Equity Awards (2)	$446,725
	Health Insurance Benefits	$24,842
	Total	$1,395,567

R. Barry Sauder	Severance	$261,362
	Pro-rata Bonus (1)	$81,112
	Equity Awards (2)	$261,811
	Health Insurance Benefits	$12,421
	Total	$616,706

(1)	The value of the pro rata bonus reflects the 2006 target bonus in accordance with the terms of the management agreements. See the Summary Compensation Table for the actual awards earned by the NEOs for 2006 under the applicable Annual Incentive Compensation Plan.

(2)	Represents the value of all unvested equity awards at the closing price on December 29, 2006, minus any applicable exercise price.

     Termination for “cause”
     In the event a NEO is terminated for “cause,” the Company has no further obligation to the NEO other than the obligation to pay any unpaid base salary accrued through the termination date.
     Termination as a result of death or disability
     If a NEO is terminated due to death or disability, the Company has no further obligation beyond payment to the NEO or to his estate for accrued base salary and benefits and a pro-rata share of the NEO’s target bonus for the portion of the year prior to termination.
     Termination by NEO other than for “good reason”
     If the NEO terminates his employment for any reason other than “good reason,” the Company has no obligations beyond payment of accrued base salary and benefits; provided that, in certain circumstances described below, the Company may elect to make additional payments to secure a non-compete covenant from the NEO.
     Non-competition payment following termination
     In certain circumstances, the Company may elect to offer a NEO additional compensation as consideration for entering into or extending the period after termination during with the NEO agrees not to compete with the Company.
     Mr. Helwig. If Mr. Helwig is terminated, he will be bound by the non-competition provisions of his management agreement for two (2) years following the date of his termination, regardless of the reason for such termination, provided that, the Company must make the applicable severance payments described above. If Mr. Helwig voluntarily terminates without “good reason,” his agreement provides a one-year non-compete covenant. The Company may elect, within ninety days following the date of his termination without “good reason” to extend the non-competition period for an additional year. As consideration for such extension, Mr. Helwig will receive an amount equal to his base salary paid in cash in twelve monthly installments and 100% of his COBRA health care continuation premiums through the earlier of (1) the end of the statutory period for COBRA coverage or (2) the date upon which he first becomes entitled to medical coverage through any other plan.
     Mr. Montgomery and Mr. Daily. In all instances except a voluntary termination for other than “good reason”, Mr. Montgomery and Mr. Daily have agreed not to compete with the Company for a period of two (2) years following the termination date, provided that, the Company must make the applicable severance payments described above. If Mr. Montgomery or Mr. Daily voluntarily terminate for other than “good reason,” the Company may elect to receive a non-compete covenant from the NEO for a one-year period in exchange for consideration consisting of an amount equal to his base salary paid in cash in twelve monthly installments and 100% of his COBRA health care continuation premiums through the earlier of (1) the end of the statutory period for COBRA coverage, (2) the first anniversary of the date of termination or (3) the date upon which he first becomes entitled to medical coverage through any other plan. The Company may elect to extend the non-competition period for an additional year. As consideration for such extension, the NEO would receive an additional twelve months of base salary payments and 100% of the COBRA health care continuation premiums through the earlier of (1) the end of the statutory period for COBRA coverage or (2) the date upon which the executive first becomes entitled to medical coverage through any other plan.
     Mr. Coleman and Mr. Sauder. Mr. Coleman and Mr. Sauder have agreed not to compete with the Company for two (2) years following the date of termination, regardless of the reason for such termination in exchange for the benefits received under their respective management agreements.
Non Employee Director Compensation
     Non-employee directors receive compensation for their services as a director of the Company in the form of cash fees and equity awards. There are no automatic annual equity awards made to non-employee directors.
     The current non-employee director compensation program, approved by the Board in October 2006, consists of the following:
•	an annual retainer of $25,000;

•	an additional annual retainer of $25,000 for serving as Chairman of the Board of Directors or Lead Independent Director;

•	an additional annual retainer of $7,500 for service on the Audit Committee;

•	an additional annual retainer of $5,000 for service on the Compensation Committee;

•	an additional annual retainer of $5,000 for service on the Nominating and Corporate Governance Committee;

•	an additional annual retainer of $2,500 for serving as Chairman of any of the foregoing Board committees; and

•	an additional annual retainer of $5,000 for serving on any other committee of the Board.
     Each non-employee director elected to the Board for the first time receives a restricted stock award; and if such non-employee director is elected Chairman of the Board for the first time he shall receive an additional restricted stock award.
     The Company also reimburses directors for reasonable expenses incurred to attend meetings of the Board or committees of the Board and other reasonable expenses incurred in connection with Board service, such as attendance at business review or management meetings.

     The following table provides the compensation paid to all persons who served as a non-employee director of the Company at any time during 2006.

	Fees
	Earned or	Stock	Option
	Paid in	Awards	Awards	Total
Name	Cash ($)	($) (1)	($) (1)	($)
John A. Brayman	31,803	26,007	33,149	90,959
Frederick W. Buckman (2)	9,209	—	9,585	18,793
Christopher Brothers (3)	9,346	—	(1,000)	8,346
J. Michal Conaway	39,575	61,775	32,916	134,266
Michael P. Harmon (4)	24,760	—	(1,000)	23,760
Ian A. Schapiro (4)	61,527	—	(1,000)	60,527
Richard S. Siudek	38,646	26,007	48,581	113,234
David H. Watts	38,664	26,007	44,787	109,458
Terry Winter (5)	15,062	13,003	19,793	47,858

(1)	The “Stock Awards” and “Option Awards” columns reflect the expense recognized in 2006 for all stock or option awards granted to the non-employee directors. These amounts are established in accordance with SFAS 123(R), without regard to any estimate of forfeiture for service vesting. During 2006 stock option awards previously granted to Mr. Brothers, Mr. Harmon and Mr. Schapiro were terminated upon their respective departures from the Board. The assumptions used in reaching these valuations are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form
10-K for the year ended December 31, 2006, filed on March 13, 2007.

(2)	Mr. Buckman was elected to the Board on September 21, 2006.

(3)	Mr. Brothers did not stand for re-election at the 2006 Annual Meeting of Stockholders. His total compensation reflects an adjustment for forfeited equity awards.

(4)	Mr. Harmon and Mr. Schapiro resigned from the Board on October 12, 2006. For each of Mr. Harmon and Mr. Schapiro, his total compensation reflects an adjustment for forfeited equity awards.

(5)	Mr. Winter was elected to the Board on June 29, 2006.
          The Board approved various equity awards for the non-employee directors throughout 2006. Each of Messrs. Conaway, Winter and Buckman was granted stock options to purchase 19,913 shares of Common Stock in connection with their initial election to the Board. These stock options are exercisable as to 25% of the underlying shares on each of the first four anniversaries of the date of grant.
          Mr. Conaway received an award of 1,500 shares of restricted stock on October 10, 2006, as compensation for his services as Chairman of a special committee of the Board for the secondary public offerings. These shares will vest on May 31, 2007 or upon a change in control of the Company.

     On November 6, 2006, the Board made awards of restricted stock to the following non-employee directors: 8,000 shares to Mr. Conaway, 4,000 shares to Messrs. Brayman, Siudek and Watts and 2,000 shares to Mr. Winter. These shares will vest on May 1, 2007.
     The “grant date fair value” of all stock options and restricted stock awards made during 2006 to the non-employee directors are: Mr. Brayman, $82,200; Mr. Buckman, $162,291; Mr. Conaway, $353,359; Mr. Siudek, $82,200; Mr. Watts, $82,200; and Mr. Winter, $221,114. The “grant date fair value” amounts are established in accordance with SFAS 123(R), without regard to estimated forfeitures. Generally, the full grant date fair value is the amount the Company would expense in its financial statements over the life of the award. The vesting schedules for such awards are described above. The assumptions used in reaching these valuations are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 13, 2007.
     As described in Compensation Discussion & Analysis, the Board established ownership guidelines for officers and non-employee directors. As of December 31, 2006, each of the non-employee directors had met the stock ownership guidelines. The following table sets forth the aggregate number of stock options and restricted stock held by each non-employee director as of December 31, 2006:

Director	Stock Options	Restricted Stock
John A. Brayman	14,487	4,000
Frederick W. Buckman	19,913	—
Christopher Brothers	—	—
J. Michal Conaway	19,913	9,500
Michael P. Harmon	—	—
Ian A. Schapiro	—	—
Richard S. Siudek	29,913	4,000
David H. Watts	29,913	4,000
Terry Winter	19,913	2,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information (1)

(c)
Number of
	(a)	(b)	Securities
	Number of	Weighted	Remaining
	Securities to be	Average	Available for Future
	Issued Upon	Exercise	Issuance Under
	Exercise of	Price of	Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants	Securities Reflected
Plan Category	Rights	and Rights	in Column (a)) (4)
Equity compensation plans approved by security holders (2)(3)	2,230,989	$11.79	1,713,963
Equity compensation plans not approved by security holders	—	—	—

TOTAL	2,230,989	$11.79	1,713,963

(1)	Share and share price information is provided as of December 29, 2006.

(2)	The number in Column (a) excludes purchase rights accruing under the stockholder-approved employee stock purchase plan, the 2004 Employee Stock Purchase Plan. This plan gives employees the right to purchase shares at amounts and prices that are not determinable until the end of the specified purchase periods, which occur at semi-annual intervals each year. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000, plus an annual increase to be added on the first day of each fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of the total shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of January 1, 2007, the number of shares reserved for issuance under the plan was 3,185,732. From the inception of the 2004 Employee Stock Purchase Plan through December 31, 2006, 304,744 shares have been issued.

(3)	The number in Column (a) does not reflect 164,531 shares of restricted stock awarded to employees and directors under the 2004 Omnibus Incentive Plan.

(4)	The maximum aggregate number of shares reserved for issuance under the 2004 Omnibus Incentive Plan is 800,000, plus an annual increase, to be added on the first day of each fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of the total shares of Common Stock outstanding on the last day of the immediately preceding fiscal year. As of January 1, 2007, the aggregate number of shares reserved for issuance under the 2004 Omnibus Stock Incentive Plan is 3,171,464 shares. The term of the 2004 Omnibus Stock Incentive Plan is ten years; therefore, stockholder approval is not required for the automatic increase of shares.

Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 13, 2007 by: (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each director and named executive officer, and (c) all executive officers and directors of the Company as a group.

	Number of Shares	Percentage
Name of Beneficial Owner (1)	Beneficially Owned	Ownership
FMR Corp.(2)	5,605,722	13.8%
Tontine Capital Partners, L.P.(3)	3,401,708	8.4%
GLG Partners LP(4)	2,031,262	5.0%
John A. Brayman (5)	29,776	*
Frederick W. Buckman	—	*
J. Michal Conaway (6)	14,478	*
Richard S. Siudek (7)	26,413	*
David H. Watts (8)	26,413	*
Terry Winter	2,000	*
David R. Helwig (9)(10)	748,407	1.8%
Terence R. Montgomery (11)	292,625	*
Paul M. Daily (12)	138,797	*
Lawrence P. Coleman (13)	14,606	*
R. Barry Sauder (14)	15,676	*
All executive officers and directors as a group (13 persons) (15)	1,323,865	3.2%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each of the individuals listed below is: c/o InfraSource Services, Inc., 100 West Sixth Street, Suite 300, Media, Pennsylvania 19063.

(2)	In Amendment No. 1 to Schedule 13G dated February 14, 2007, jointly filed by FMR Corp. and Edward C. Johnson 3d, such persons report that as of December 31, 2006, (i) each possessed sole power to dispose of these shares, and (ii) the business address of each such person is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	In Amendment No. 1 to Schedule 13G dated February 15, 2006, jointly filed by Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C. and Jeffrey L. Gendell, such persons report that as of December 31, 2006, (i) they possessed shared power to vote and dispose of these shares, and (ii) the business address of each such person is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(4)	In Amendment No. 1 to Schedule 13G dated February 14, 2007, jointly filed by GLG Partners LP, GLG Partners Limited, Noam Gottesman, Pierre Lagrange and Emmanuel Roman, such persons report that as of December 31, 2006, (i) they possessed shared power to vote and dispose of these shares, and (ii) the business address of each such person is c/o GLG Partners LP 1 Curzon Street London W1J 5HB United Kingdom.

(5)	Includes (i) 19,913 shares of common stock acquired by Mr. Brayman pursuant to the exercise of then-unvested stock options, of which 4,978 shares of common stock are subject to repurchase, (ii) currently exercisable options to purchase 4,742 shares of common stock and (iii) options to purchase 1,121 shares of common stock exercisable within 60 days.

(6)	Includes currently exercisable options to purchase 4,978 shares of common stock.

(7)	Includes (i) options to purchase 9,957 (4,978 of which will become exercisable within 60 days) shares of common stock subject to unvested stock options that may be exercised prior to vesting and (ii) currently exercisable options to purchase 12,456 shares of common stock.

(8)	Includes (i) 14,935 (4,978 of which will become exercisable within 60 days) shares of common stock subject to unvested stock options that may be exercised prior to vesting and (ii) currently exercisable options to purchase 7,478 shares of common stock.

(9)	c/o DRHCLH Partnership, L.P., 525 Guinevere Drive, Newton Square, Pennsylvania 19073.

(10)	Includes (i) 94,586 shares of common stock subject to unvested stock options that may be exercised prior to vesting, (ii) currently exercisable option to purchase 210,456 shares of common stock, (iii) options to purchase 28,047 shares of common stock exercisable within 60 days and (iv) 386,118 shares of common stock owned by DRHCLH Partnership, L.P., of which the beneficial owners are Mr. Helwig and his wife. In his capacity as general partner, Mr. Helwig exercises all voting and investment power with respect to the shares owned by DRHCLH Partnership, L.P.

(11)	Includes (i) 39,826 shares of common stock subject to unvested stock options that may be exercised prior to vesting, (ii) currently exercisable options to purchase 175,209 shares of common stock and (iii) options to purchase 11,652 shares of common stock exercisable within 60 days.

(12)	Includes (i) 28,494 shares of common stock subject to unvested stock options that may be exercised prior to vesting, (ii) currently exercisable options to purchase 38,949 shares of common stock and (iii) options to purchase 10,000 shares of common stock exercisable within 60 days.

(13)	Includes options to purchase 1,250 shares of common stock that will become exercisable within 60 days.

(14)	Includes (i) currently exercisable options to purchase 2,875 shares of common stock and (ii) options to purchase 11,000 shares of common stock that will become exercisable within 60 days.

(15)	Includes (i) 187,798 shares of common stock subject to unvested stock options that may be exercised prior to vesting, (ii) currently exercisable options to purchase 469,518 shares of common stock and (iii) options to purchase 63,070 shares of common stock exercisable within 60 days.
Item 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
     Registration Rights Agreement
     In January 2004, the Company entered into a Registration Rights Agreement with its then principal stockholders and certain of its executive officers and other employees. Subject to certain conditions, the registration rights agreement requires the Company to register the shares of the Company owned by such stockholders with the SEC so that those shares may be publicly resold or to include their shares in certain registration statements file by the Company. OCM/GFI Power Opportunities Fund, L.P., which was co-managed by Oaktree Capital Management, LLC (“Oaktree”) and GFI Energy Ventures LLC, and OCM Principal Opportunities Fund II, L.P., which was managed by Oaktree, were the Company’s then principal stockholders and are collectively referred to as the “Former Principal Stockholders.” The Former Principal Stockholders were entitled to require the Company to file a registration statement with the SEC for the resale of their shares. The management and other employees were not entitled to require the Company to file a registration statement but could include their shares in certain registration statements filed by the Company. The Company was obligated to pay all expenses (other than underwriting discounts and commissions) on behalf of any selling stockholder participating in a registered offering pursuant to the Registration Rights Agreement.
     In December 2005, the Company amended the Registration Rights Agreement to add Tontine Capital Partners L.P. as a stockholder entitled to benefits under the agreement.
     In accordance with the terms of the Registration Rights Agreement, in March 2006 the Company filed a registration statement for a secondary public offering by the Former Principal

Stockholders and management and other employees. The Company did not receive any proceeds in such offering.
     On June 28, 2006, the Company entered into a Second Amendment to the Registration Rights Agreement (the “Second Amendment”) to allow the Former Principal Stockholders to request that the Company file with the SEC a registration statement on Form S-3 for an additional underwritten public offering of Common Stock within 180 days following the March 20, 2006 secondary public offering. In connection with the second 2006 offering, the stockholders participating in the offering, including the Former Principal Stockholders, paid their own expenses as well as their pro rata share of the Company’s expenses incurred in connection with the offering. This offering was completed in September 2006. The Company did not receive any proceeds in such offering.
     In addition, on June 28, 2006, in connection with the Second Amendment, the Company entered into an Agreement (the “Agreement”) with the Former Principal Stockholders and Ian Schapiro and Michael Harmon, two members of the Board, to set forth certain agreements of the parties following the closing of the second 2006 offering. Pursuant to the Agreement, Messrs. Schapiro and Harmon, representatives of the Former Principal Stockholders, agreed to work with the Company in good faith to determine a mutually acceptable transition plan for their board of directors and committee responsibilities. Having accomplished those objectives, Messrs. Schapiro and Harmon resigned from the Board effective October 31, 2006. In addition, the Former Principal Stockholders entered into non-disclosure agreements with the Company and agreed to certain limited restrictive covenant obligations following the closing of the second 2006 offering.
     Blair Park Liabilities
     As of December 31, 2005, the Company had $7.1 million of contingent purchase price consideration due to the former owners of Blair Park Inc. and Sunesys, Inc., now known as Blair Park, LLC and Sunesys, LLC, respectively (collectively “Blair Park”), accrued in other liabilities— related parties on the Company’s consolidated balance sheet. The balance was paid in full during the second quarter of 2006.
     Coleman Properties Lease
     The Company leases office and warehouse space from Coleman Properties of which three officers of Blair Park are general partners. The lease for this space continues through October 2008. Annual payments under this agreement are approximately $0.1 million.
     The Company also leases ducts in two river bores under the Delaware River from Coleman Properties. The lease commenced on May 1, 2005 and has a term of five years, with an option to extend. Annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
Review and Approval of Related Party Transactions
     Pursuant to the terms of the Company’s Code of Business Conduct and Ethics, no director or executive officer may participate in any transaction, investment, business relationship or other transaction that creates, or appears to create, a conflict of interest, without full disclosure to, and approval from, the Company’s Audit Committee. For the purposes of Audit Committee review, a related party transaction is a transaction that meets the minimum threshold for disclosure in the Company’s proxy statement under the rules of the SEC. The Company’s Code of Business Conduct has a broad definition of conflict of interest, which includes related party transactions, and requires employees to discuss potential conflicts with a supervisor, or the Company’s General Counsel.
Director Independence
     The Company’s Corporate Governance Guidelines, available at www.infrasourceinc.com, adopt the definition of director independence set forth in the NYSE Standards. No director will be considered independent unless the Board of Directors affirmatively determines that the director has no material relationship with InfraSource, directly or as an officer, stockholder or partner of an organization that has a relationship with InfraSource. In its annual review of director independence, the Board of Directors considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any director may have with the Company. The Board has determined that John A. Brayman, Frederick W. Buckman, J. Michal Conaway, Richard S. Siudek, David H. Watts and Terry Winter are independent under the current NYSE Standards. In making this determination, the Board of Directors evaluated whether any relationships exist between these individuals and InfraSource and determined that no material relationships exist between InfraSource and the independent directors.
Committees of the Board of Directors
     The Board of Directors has standing Audit, Compensation and Nominating and Corporate Governance Committees.
     Audit Committee. The Audit Committee currently consists of Messrs. Conaway (Chairman), Siudek, Watts and Winter. Until he was replaced by Mr. Conaway in February 2006, Mr. Brayman served as a member of the Audit Committee during 2006. The Board has determined, for the year ended December 31, 2006, that each of the Audit Committee members were independent for the purposes of the NYSE Standards and the regulations promulgated by the SEC. The Board also determined that Mr. Conaway meets the SEC criteria of a “financial expert” and is financially sophisticated for the purposes of NYSE Standards. The Audit Committee is governed by a charter, a copy of which, as adopted on April 29, 2004, is posted at www.infrasourceinc.com. The Audit Committee selects, on behalf of the Board, an independent registered public accounting firm to be engaged to audit the consolidated financial statements, discusses with the independent registered public accounting firm their independence, reviews and discusses the audited consolidated financial statements with the independent registered public accounting firm and management and recommends to the Board whether the audited consolidated financial statements should be included in Annual Reports on Form 10-K to be filed with the SEC.
     Compensation Committee. The Compensation Committee currently consists of Messrs. Watts (Chairman), Brayman, Buckman and Winter. In February 2006, the Board appointed Mr. Watts to the Compensation Committee, replacing Christopher S. Brothers, who was not nominated for re-election to the Board at the 2006 Annual Meeting. The Board has

determined, for the year ended December 31, 2006, that each of the Compensation Committee members were independent for the purposes of the NYSE Standards and the regulations promulgated by the SEC. The Compensation Committee, which is governed by a charter that is posted at www.infrasourceinc.com, reviews and either approves, on behalf of the Board, or recommends to the Board for approval (1) the annual salaries and other compensation of executive officers and (2) individual stock, stock option and stock-based awards. The Compensation Committee also provides assistance, recommendations and approval with respect to compensation policies and practices.
     Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of Messrs. Siudek (Chairman), Brayman, Conaway and Buckman. Michael Harmon and Mr. Schapiro served as members of the Nominating and Corporate Governance Committee until their resignations from the Board in October 2006. The Board has determined, for the year ended December 31, 2006, that each of the Nominating and Corporate Governance Committee members were independent for the purposes of the NYSE Standards and the regulations promulgated by the SEC. The Nominating and Corporate Governance Committee is governed by a charter, a copy of which is posted at www.infrasourceinc.com. The Nominating and Corporate Governance Committee assists the Board in fulfilling its responsibilities by identifying and approving individuals qualified to serve as members of the Board, selecting director nominees for the Company’s annual meetings of stockholders, evaluating the performance of the Board, and developing and recommending to the Board corporate governance guidelines and oversight with respect to corporate governance and ethical conduct.
Item 14. Principal Accounting Fees and Services
     PricewaterhouseCoopers LLP, independent registered public accountants, audited the Company’s financial statements for the year ended December 31, 2006. For the years ended December 31, 2006 and December 31, 2005, aggregate fees billed to InfraSource by PricewaterhouseCoopers LLP were as follows:

	2006	2005
Audit Fees (1)	$2,183,159	$1,768,891
Audit-Related Fees (2)	29,900	—
Tax Fees	—	—
All Other Fees (3)	3,000	2,375

Total Fees	$2,216,059	$1,771,266

(1)	Audit Fees represent fees for professional services provided in connection with the audit of the consolidated financial statements, reviews of quarterly consolidated financial statements and audit services provided in connection with other statutory or regulatory filings. Audit fees for 2006 include fees related to the Company’s registration statements for public offerings of the Company’s common stock totaling $211,000, of which $95,000 was reimbursed to the Company by the Former Principal Stockholders (See “Item 13 - Certain Relationships and Related Transactions and Director Independence” of this Form 10-K/A for more information).

(2)	Audit-Related Fees represent fees incurred with respect to the due diligence review conducted on behalf of Quanta Services, Inc. in connection with the proposed merger transaction between the Company and Quanta Services, Inc.

(3)	All Other Fees represent fees for licensing software that provides access to authoritative guidance dealing with financial reporting rules and regulations.

     The Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) provides for the pre-approval of audit and non-audit services performed by the independent registered public accountant. Under the policy, the Audit Committee may pre-approve specific services, including fee levels, by the independent registered public accountant in a designated category (audit, audit-related, tax services and all other services). The Audit Committee may delegate, in writing, this authority to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the Audit Committee at its next scheduled meeting. As of the date of the initial public offering, the Audit Committee adopted the Pre-Approval Policy. All audit, audit-related and tax services provided to the Company by PricewaterhouseCoopers LLP under engagements arising after the completion of the initial public offering and before December 31, 2006 have been pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(b) Exhibits:

Exhibit
No.	Document

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer (1)

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer (1)

(1)	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007	INFRASOURCE SERVICES, INC.
	By:	/s/ DAVID R. HELWIG
David R. Helwig, Chief Executive Officer and
President (principal executive officer)

	By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery, Chief Financial Officer
and Senior Vice President (principal financial officer)

	By:	/s/ R. BARRY SAUDER
R. Barry Sauder, Vice President, Corporate
Controller and Chief Accounting Officer (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID R. HELWIG David R. Helwig	Chief Executive Officer, President and Chairman of the Board	April 30, 2007

* John A. Brayman	Director	April 30, 2007

* Frederick W. Buckman	Director	April 30, 2007

* J. Michal Conaway	Director	April 30, 2007

* Richard S. Siudek	Director	April 30, 2007

* David H. Watts	Director	April 30, 2007

* Terry Winter	Director	April 30, 2007

* By:	/s/ TERENCE R. MONTGOMERY Terence R. Montgomery, as attorney-in-fact

EXHIBIT INDEX

Exhibit
No.	Document

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer (1)

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer (1)

(1)	Filed herewith