Form 10-Q
period 2007-03-31
INFRASOURCE SERVICES INC
filed 2007-05-08
CIK 1276827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     At April 30, 2007 there were 40,491,131 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended March 31, 2007
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
	(Unaudited)
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$26,209	$23,620
Contract receivables (less allowances for doubtful accounts of $3,770 and $3,843, respectively)	166,780	131,916
Costs and estimated earnings in excess of billings	59,012	57,883
Inventories	5,443	4,807
Deferred income taxes	8,201	7,820
Other current assets	6,384	8,756
Current assets — discontinued operations	746	424

Total current assets	272,775	235,226

Property and equipment (less accumulated depreciation of $73,302 and $77,265, respectively)	154,578	161,877
Goodwill	146,933	147,015
Intangible assets, net	900	839
Deferred charges and other assets, net	5,529	4,647
Assets held for sale	517	513

Total assets	$581,232	$550,117

Current liabilities:
Current portion of long-term debt	$42	$38
Current portion of capital lease obligations	35	36
Short-term credit facility borrowings	1,077	—
Other liabilities — related parties	766	420
Accounts payable	47,846	27,580
Accrued compensation and benefits	27,951	19,887
Other current and accrued liabilities	22,096	28,033
Accrued insurance reserves	36,166	34,276
Billings in excess of costs and estimated earnings	23,245	18,354
Deferred revenues	6,188	6,540

Total current liabilities	165,412	135,164

Long-term debt, net of current portion	50,014	50,009
Capital lease obligations, net of current portion	56	46
Deferred revenues	16,347	16,097
Other long-term liabilities — related party	900	922
Deferred income taxes	3,750	1,833
Other long-term liabilities	5,568	5,747

Total liabilities	242,047	209,818

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.001 par value (authorized - 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock, $.001 par value (authorized - 120,000,000 shares; issued 40,263,739 and 40,339,623 shares, respectively, and outstanding - 40,233,869 and 40,309,753, respectively)	40	40
Treasury stock, at cost (29,870 shares)	(137)	(137)
Additional paid-in capital	288,517	290,752
Retained earnings	50,785	49,609
Accumulated other comprehensive income (loss)	(20)	35

Total shareholders’ equity	339,185	340,299

Total liabilities and shareholders’ equity	$581,232	$550,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2007
	(Unaudited)
	(In thousands, except per share data)
Revenues	$214,275	$203,804
Cost of revenues	185,424	175,409

Gross profit	28,851	28,395

Selling, general and administrative expenses	22,693	25,608
Merger related costs	—	3,574
Provision (recoveries) of uncollectible accounts	(10)	163
Amortization of intangible assets	257	60

Income (loss) from operations	5,911	(1,010)
Interest income	236	328
Interest expense	(2,111)	(1,043)
Other income, net	97	113

Income (loss) from continuing operations before income taxes	4,133	(1,612)
Income tax expense (benefit)	1,666	(623)

Income (loss) from continuing operations	2,467	(989)
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $(1) and $(11), respectively)	(1)	(17)

Net income (loss)	$2,466	$(1,006)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.02)
Loss from discontinued operations	—	—

Net income (loss)	$0.06	$(0.02)

Weighted average basic common shares outstanding	39,515	40,279

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.02)
Loss from discontinued operations	—	—

Net income (loss)	$0.06	$(0.02)

Weighted average diluted common shares outstanding	40,116	40,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
						Other
	Common Stock		Treasury Stock		Additional Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
	(Unaudited)
	(in thousands, except share amounts)
Balance as of December 31, 2006	40,263,739	$40	(29,870)	$(137)	$288,517	$(20)	$50,785	$339,185

Cumulative effect of adopting new accounting pronouncement	—	—	—	—	—	—	(170)	(170)

Stock options exercised	75,976	—	—	—	591	—	—	591

Income tax benefit from options exercised	—	—	—	—	441	—	—	441

Adjustment of shares issued under employee stock purchase plan	(92)	—	—	—	—	—	—	—

Share-based compensation expense	—	—	—	—	1,203	—	—	1,203

Net loss	—	—	—	—	—	—	(1,006)	(1,006)

Other comprehensive income	—	—	—	—	—	55	—	55

Balance as of March 31, 2007	40,339,623	$40	(29,870)	$(137)	$290,752	$35	$49,609	$340,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,466	$(1,006)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss from discontinued operations — net of taxes	1	17
Depreciation	6,880	5,163
Amortization of intangibles	257	60
(Gain) / loss on sale of assets	71	(122)
Deferred income taxes	(778)	(1,536)
Share-based compensation	870	1,203
Other	122	74
Changes in operating assets and liabilities:
Contract receivables, net	(3,948)	34,701
Costs and estimated earnings in excess of billings, net	(683)	(3,762)
Inventories and other current assets	(1,357)	(314)
Deferred charges and other assets	243	189
Accounts payable	(12,248)	(21,125)
Other current liabilities	11,334	(5,344)
Other liabilities — related parties	36	—
Other liabilities	163	873

Net cash flows provided by operating activities from continuing operations	3,429	9,071
Net cash flows provided by (used in) operating activities from discontinued operations	13	(28)

Net cash flows provided by operating activities	3,442	9,043

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3,476)	(386)
Proceeds from sales of equipment	186	403
Additions to property and equipment	(9,544)	(11,544)

Net cash flows used in investing activities from continuing operations	(12,834)	(11,527)
Net cash flows used in investing activities from discontinued operations	(13)	—

Net cash flows used in investing activities	(12,847)	(11,527)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(223)	(1,095)
Excess tax benefits from share-based compensation	356	402
Proceeds from exercise of stock options	755	591

Net cash flows provided by (used in) financing activities	888	(102)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(8,517)	(2,586)
Cash and cash equivalents — beginning of period	31,639	26,209
Effect of exchange rates on cash	(1)	(3)

Cash and cash equivalents — end of period	$23,121	$23,620

Supplemental cash flow information:

Accounts payable balance related to purchases of property and equipment	$954	$3,118
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
          InfraSource Services, Inc. (“InfraSource”) was organized on May 30, 2003 as a Delaware corporation. InfraSource and its wholly owned subsidiaries are referred to herein as “the Company,” “we,” “us,” or “our”. The Company operates in two business segments. Our Infrastructure Construction Services (“ICS”) segment provides design, engineering, procurement, construction, testing, maintenance, and repair services for utility infrastructure. ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. Our Telecommunication Services (“TS”) segment leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The Company operates in multiple service territories throughout the United States and does not have significant operations or assets outside the United States.
          On September 24, 2003, the Company acquired all of the voting interests of InfraSource Incorporated and certain of its wholly owned subsidiaries, pursuant to a merger transaction (the “Exelon Merger”). On May 12, 2004, the Company completed an IPO of 8,500,000 shares of common stock.
          At the time of the IPO, the Company’s principal stockholders were OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund, L.P. (collectively, the “former Principal Stockholders”), both Delaware limited partnerships. In 2006, the former Principal Stockholders and certain other stockholders completed two secondary underwritten public offerings of our common stock. The first occurred on March 24, 2006, in which they sold 13,000,000 shares of common stock at $17.50 per share (plus an additional 1,950,000 shares sold following exercise of the underwriters’ over-allotment option). The second occurred on August 9, 2006, in which they sold 10,394,520 shares of common stock at $17.25 per share (plus an additional 559,179 shares sold following exercise of the underwriters’ over-allotment option). The Company did not issue any primary shares and did not receive any of the proceeds from those offerings. The former Principal Stockholders no longer own any of the Company’s common stock.
          Recent Development:
          On March 18, 2007, InfraSource entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quanta Services, Inc., a Delaware corporation (“Quanta”), and Quanta MS Acquisition, Inc., a wholly owned subsidiary of Quanta (“Merger Sub”) formed specifically for the purpose of the proposed merger. The Merger Agreement provides, upon the terms and subject to the conditions set forth in the Merger Agreement, for a strategic merger of InfraSource with Merger Sub, with InfraSource continuing as the surviving corporation and as a wholly owned subsidiary of Quanta (the “Merger”). As of the effective date of the Merger (the “Effective Date”), the stockholders of InfraSource (including holders of restricted stock) will receive shares of common stock of Quanta, par value $0.00001 per share, at a negotiated exchange rate (the “Exchange Ratio”) of 1.223 shares of Quanta common stock for each share of InfraSource common stock, and all outstanding stock options issued under the Company’s stock plans (see Note 7) will be converted, based on the Exchange Ratio, into stock options to receive shares of Quanta common stock. As of the Effective Date, three members of the Board of Directors of InfraSource will become members of the Board of Directors of Quanta.
          The Company has incurred and expects to incur substantial merger-related transaction costs related primarily to investment banking fees, legal fees and due diligence costs necessary to consummate the Merger. For the three months ended March 31, 2007, merger-related transaction costs totaled $3.6 million. The Company has agreed to pay additional investment banking fees of approximately $8.0 million, payable upon consummation of the Merger.

The Company must pay a fee of $43 million to Quanta if the Merger is terminated under certain circumstances specified in the Merger Agreement.
          Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of December 31, 2006 and March 31, 2007; results of operations for the three months ended March 31, 2006 and 2007; and cash flows for the three months ended March 31, 2006 and 2007. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments that are considered necessary for fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2006 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Report on Form 10-K for the year ended December 31, 2006.
          Certain amounts in the accompanying statements have been reclassified for comparative purposes. As of December 31, 2006, the Company revised the classification for book overdrafts in the condensed consolidated balance sheets and statements of cash flows. Such book overdrafts were related to outstanding checks on zero balance disbursement bank accounts that are funded upon presentation for payment from an investment account maintained by the Company at another financial institution. As originally reported, cash and cash equivalents as of March 31, 2006 included $11.2 million of book overdrafts that have been reclassified to accounts payable in the condensed consolidated balance sheets for comparative purposes. Prior to the reclassification, those amounts were reported as a reduction in cash and accounts payable. Additionally, this reclassification increased net cash flows provided by operating activities by $11.2 million for the three months ended March 31, 2006.
2. Recent Accounting Pronouncements
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
          The adoption of FIN No. 48 as of January 1, 2007 resulted in a reduction of opening retained earnings of $0.2 million. As of the adoption date, the Company had $0.6 million of unrecognized tax benefits, $0.2 million of which would reduce our effective tax rate if recognized. Tax years beginning in 2005 remain open and subject to examination by the Internal Revenue Service. Tax years beginning with the Company’s inception in 2003 remain open and subject to examination by state taxing jurisdictions. No significant increase or decrease in unrecognized tax benefits is currently anticipated during the next twelve months. As of date of adoption, interest and penalty assessment liabilities were less than $0.1 million. Interest assessments are recorded in interest expense and tax penalties are recognized in selling, general and administrative expenses.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on results of operations or financial position.
3. Discontinued Operations
          In the third and fourth quarters of 2006, the Company sold certain assets of Mechanical Specialties, Inc. (“MSI”) for a cash purchase price of approximately $2.6 million. The remaining inventory of MSI is eligible for sale to the buyer at cost for a period of one year from the date of sale. Any remaining inventory will be liquidated upon termination of the one-year agreement. MSI was part of the ICS segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position, results of operations and cash flows of MSI were reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements through the disposition dates. The tables below present balance sheet and statement of operations information for this discontinued operation.
          Balance sheet information:

	December 31,	March 31,
	2006	2007
	(in thousands)
Inventory	$687	$370
Deferred income taxes	59	54

Total current assets	746	424

Total assets	$746	$424

Net assets	$746	$424

          Statement of operations information:

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2007
	(in thousands)
Revenues	$2,965	$281
Loss from discontinued operations before income taxes	(2)	(28)
4. Costs And Estimated Earnings In Excess Of Billings
          Included in costs and estimated earnings in excess of billings are costs related to claims and unapproved change orders of approximately $3.1 million and $8.9 million at December 31, 2006 and March 31, 2007, respectively. The increase was due primarily to a claim on an industrial electric project resulting from inefficiencies caused by scheduling changes.
          Estimated revenue related to claims, in amounts up to but not exceeding costs incurred, is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

5. Goodwill and Intangible Assets
          Goodwill and intangible assets are comprised of:

	December 31, 2006	March 31, 2007
	(in thousands)
Goodwill	$146,933	$147,015

Intangible assets:
Volume agreements	4,561	4,561
Non-compete agreements	20	20

Total intangible assets	4,581	4,581

Accumulated amortization:
Volume agreements	(3,681)	(3,741)
Non-compete agreements	—	(1)

Total accumulated amortization	(3,681)	(3,742)

Intangible assets, net	$900	$839

          Goodwill by segments as of December 31, 2006 and March 31, 2007 are as follows:

	December 31, 2006	March 31, 2007
Infrastructure Construction Services	$136,540	$136,622
Telecommunciations Services	10,393	10,393

Total	$146,933	$147,015

          Expenses for the amortization of intangible assets were $0.3 million and $0.1 million for the three months ended March 31, 2006 and 2007, respectively. The estimated aggregate amortization expense of intangible assets for the next five fiscal years is:

For the year ended December, 31,	(in thousands)
2007 (excludes the three months ended March 31, 2007)	$365
2008	301
2009	162
2010	3
Thereafter	8

Total	$839

6. Computation of Per Share Earnings
          Income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, incremental potential common shares from stock options and restricted stock are included in the calculation of diluted income per share except when the effect would be antidilutive.

          The following table presents the calculations of basic and diluted income (loss) per share.

	Three Months	Three Months
	Ended March	Ended March
	31, 2006	31, 2007
	(in thousands)
Income (loss) from continuing operations	$2,467	$(989)
Income (loss) from discontinued operations, net of tax provision (benefit) of $(1) and $(11), respectively	(1)	(17)

Net income (loss)	$2,466	$(1,006)

Weighted average basic common shares outstanding	39,515	40,279
Effect of dilutive stock options and restricted stock	601	—

Weighted average diluted common shares outstanding	40,116	40,279

Basic income (loss) per share	$0.06	$(0.02)
Diluted income (loss) per share	$0.06	$(0.02)
          For the three months ended March 31, 2006 and 2007 there were 680,701 shares and 2,211,689 shares, respectively, under stock option and restricted stock grants excluded from the calculation of diluted income per share as the effect of these shares would have been anti-dilutive. Included in the effect of dilutive stock options for the three months ended March 31, 2006 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation.
7. Share-based Compensation Plans
          Share-based compensation expense included in results of operations is as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2007
	(in thousands)
Stock option expense	$662	$704
Restricted stock expense	103	381
Employee stock purchase plan expense	105	118

Total share-based compensation expense	$870	$1,203

Share-based compensation expense included in:
Cost of revenues	$117	$96
Selling, general and administrative expenses	753	1,107

Total share-based compensation expense	$870	$1,203

Total tax benefit related to share-based compensation expense	$351	$464

          The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” and related interpretative guidance issued by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) are applied to all share-based payment awards made to employees and directors. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan based on the grant-date fair values of the awards. The value of the portion of a share-based payment award that is ultimately expected to vest is determined as of the award’s grant date and is expensed over its requisite service period in the Company’s condensed consolidated statements of operations. Estimates of expected share-based payment award forfeitures are made to determine the number of equity award instruments that are not expected to ultimately vest.
          As discussed in Note 1 – Organization and Basis of Presentation, all outstanding stock options issued under the Company’s stock plans will be converted as of the Effective Date of the Merger, based on the Exchange Ratio, into stock options to receive shares of Quanta common stock. Immediately prior to the Effective Date, the Employee Stock Purchase Plan will be terminated in its entirety. Upon completion of the Merger, Quanta will assume the obligations and succeed to the rights of InfraSource under the Company’s stock plans. The vesting of outstanding stock options and restricted stock issued to employees under the Company’s stock plans will not accelerate as a result of the Merger. Subsequent to the Merger, an employee’s options or restricted stock may fully vest upon the employee’s termination. Outstanding stock options and restricted stock issued to non-employee directors under the Company’s stock plans will vest upon completion of the Merger.
Stock Options
          The 2003 Omnibus Stock Incentive Plan, as amended effective April 29, 2004 (the “2003 Stock Plan”), was adopted to allow the grant of stock options and restricted stock to designated key employees and directors. Options currently outstanding under the 2003 Stock Plan consist of time-based options that vest over four years following the respective grant dates. All options have a maximum term of ten years. The 2003 Stock Plan was terminated upon completion of the IPO. Options previously issued under the 2003 Stock Plan remain outstanding.
          The 2004 Omnibus Stock Incentive Plan (the “2004 Stock Plan”) was adopted to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. The options currently outstanding under the 2004 Stock Plan vest over a period of four years. All options have a maximum term of ten years. The aggregate number of shares reserved for under the 2004 Stock Plan is 800,000 plus an amount added annually on the first day of each fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year. As of March 31, 2007, 3.2 million shares have been reserved for issuance under the 2004 Stock Plan.
          The Black-Scholes model is used to determine the fair value of stock option grants and its results are based on various assumptions including expected volatility, expected holding period, risk-free interest rate and dividend yield. Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The dividend yield assumption is zero, as the Company does not currently intend to declare dividends. The Company currently uses the simplified method to calculate expected holding period, as provided for under SEC Staff Accounting Bulletin No. 107.

          Presented below are calculated weighted averages of the assumptions used in determining the fair values of grants made during the three months ended March 31, 2006 and 2007:

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2007
Weighted Average Assumptions:
Expected volatility	45%	40%
Dividend yield	0%	0%
Risk-free interest rate	4.57%	4.49%
Expected holding period (in years)	6.25	6.25
          The weighted-average grant-date fair values of options granted during the three months ended March 31, 2006 and 2007 were $8.11 and $11.57 per share, respectively. As of March 31, 2007, there was approximately $7.9 million of unrecognized compensation costs related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.
          The following table summarizes information for the options outstanding and exercisable for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual	Aggregate
	Options	share	Life	Intrinsic Value
Outstanding as of December 31, 2006	2,230,989	$11.79
Granted	7,000	24.81
Exercised	(75,976)	7.78
Cancelled	(33,250)	17.69

Outstanding as of March 31, 2007	2,128,763	$11.88	7.9 years	$39,696

Exercisable as of March 31, 2007	585,091	$8.30	7.0 years	$12,763

          The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $1.1 million and $1.2 million, respectively.
Restricted Stock
          Time-based: The following table presents a summary of the status of the number of time-based shares of non-vested restricted stock as of March 31, 2007 and changes during the three months ended March 31, 2007:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Non-vested shares at December 31, 2006	77,331	$17.15
Shares issued	12,100	24.81

Non-vested shares at March 31, 2007	89,431	$18.18

          As of March 31, 2007, there was approximately $0.6 million of unrecognized compensation costs related to time-based non-vested restricted stock. That cost is expected to be recognized over a weighted average period of 3.9 years. The total fair value of shares vested during the three months ended March 31, 2006 was $0.6 million. No time-based shares vested during the three months ended March 31, 2007.

          Performance-based: 87,200 shares of performance-based restricted stock granted in November 2006 will vest on the seventh anniversary of the grant date, unless vesting is accelerated due to the achievement of certain performance targets. Currently, the cost is recognized on a straight-line basis over seven years. The Company’s performance relative to targets is assessed each quarter and, if such targets are expected to be achieved, the remaining expense will be recognized on an accelerated basis.
          The following table presents a summary of the status of the number of performance-based shares of non-vested restricted stock as of March 31, 2007, and changes during the three months ended March 31, 2007:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value

Non-vested shares at December 31, 2006	87,200	$20.55
Shares forfeited	(1,500)	20.55

Non-vested shares at March 31, 2007	85,700	$20.55

Employee Stock Purchase Plan
          In April 2004, the 2004 Employee Stock Purchase Plan was adopted for the benefit of all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000, plus an annual increase to be added on the first day of each fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of the total shares of common stock outstanding on the last day of the immediately preceding fiscal year. As of March 31, 2007, 3.2 million shares have been reserved for issuance under the 2004 Employee Stock Purchase Plan.
8. Concentration of Credit Risk
          A significant portion of the Company’s revenues is derived from a small group of customers. Our top ten customers accounted for 42% and 47% of consolidated revenues for the three months ended March 31, 2006 and 2007, respectively. Exelon Corporation (“Exelon”) accounted for approximately 17% and 12% of consolidated revenues for the three months ended March 31, 2006 and 2007, respectively.
          At December 31, 2006 and March 31, 2007 accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented 7% and 13%, respectively, of the total accounts receivable balance.
9. Comprehensive Income (Loss)
          The following table presents the components of comprehensive income (loss) for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2007
	(in thousands)
Net income (loss)	$2,466	$(1,006)
Foreign currency translation adjustment	(15)	55

Comprehensive income (loss)	$2,451	$(951)

          Other comprehensive income during the three months ended March 31, 2006 and 2007 includes foreign currency translation adjustment related to the Company’s Canadian operations.
10. Segment Information
          We operate in two business segments. Our ICS segment provides design, engineering, procurement, construction, testing, maintenance and repair services for utility infrastructure. ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. ICS services are provided by five operating units, all of which have been aggregated into one reportable segment due to their similar economic characteristics, customer bases, products and production and distribution methods. Our TS segment, consisting of a single operating unit, leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. Within the TS segment, we are regulated as a public telecommunication utility in various states. We operate in multiple territories throughout the United States. We do not have significant operations or assets outside the United States.
          Business segment performance measurement and resource allocation for the reportable segments are designed to facilitate evaluation of operating unit performance and based on many factors. The primary financial measures used to evaluate segment operations are revenues and income (loss) from operations as adjusted, a non-GAAP financial measure. Income (loss) from operations as adjusted excludes expenses for the amortization of intangibles related to acquisitions, share-based compensation and merger-related costs, because those expenses do not reflect the core performance of business segments’ operations. A reconciliation of income (loss) from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations is provided below.

          Corporate costs are not allocated to business segments for internal management reporting. Corporate and eliminations includes corporate costs, revenue related to administrative services provided to one customer and the elimination of an insignificant amount of intra-company revenues. The following tables present segment information by period:

	Infrastructure
For the Three Months	Construction	Telecommunication	Corporate and
Ended March 31, 2006	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$206,685	$10,073	$(2,483)	$214,275
Income (loss) from operations as adjusted	8,417	4,479	(5,858)	7,038
Depreciation	5,839	986	55	6,880
Share-based compensation	533	21	316	870
Amortization	257	—	—	257
Total assets	381,231	95,344	94,684	571,259
Capital expenditures	5,341	4,170	33	9,544

Reconciliation:
Income (loss) from operations as adjusted	$8,417	$4,479	$(5,858)	$7,038
Less: Amortization and shared-based compensation	790	21	316	1,127

Income (loss) from operations	7,627	4,458	(6,174)	5,911
Interest income	1	—	235	236
Interest expense	(1,274)	155	(992)	(2,111)
Other income (expense), net	(26)	(3)	126	97

Income (loss) before income taxes	$6,328	$4,610	$(6,805)	$4,133

	Infrastructure
For the Three Months	Construction	Telecommunication	Corporate and
Ended March 31, 2007	Services	Services	Eliminations	Total
	(in thousands)
Revenues	$192,230	$11,457	$117	$203,804
Income (loss) from operations as adjusted	3,540	5,481	(5,194)	3,827
Depreciation	3,791	1,210	162	5,163
Share-based compensation	505	91	607	1,203
Merger related costs	—	—	3,574	3,574
Amortization	60	—	—	60
Total assets	395,748	95,869	58,500	550,117
Capital expenditures	1,917	6,406	3,221	11,544
Reconciliation:
Income (loss) from operations as adjusted	$3,540	$5,481	$(5,194)	$3,827
Merger related costs	—	—	3,574	3,574
Less: Amortization and share-based compensation	565	91	607	1,263

Income (loss) from operations	2,975	5,390	(9,375)	(1,010)
Interest income	3,118	345	(3,135)	328
Interest expense	(875)	(166)	(2)	(1,043)
Other income, net	109	4	—	113

Income (loss) before income taxes	$5,327	$5,573	$(12,512)	$(1,612)

The following table presents information regarding revenues by end market:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2007
Electric Transmission	$57,760	$58,348
Electric Substation	38,749	46,301
Utility Distribution and Industrial Electric	37,343	30,018

Total Electric	133,852	134,667

Natural Gas	53,926	37,817
Telecommunications	24,312	25,156
Other	2,185	6,164

	$214,275	$203,804

          All electric, gas and other end market revenues are included in the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 41% and 46% of telecommunications end market revenues for the three months ended March 31, 2006 and 2007, respectively, were from the TS segment.
11. Related Party Transactions
          The Company leases office and warehouse space from Coleman Properties, of which three officers of one of our subsidiaries are general partners. The lease for this space continues through October 2008. Annual lease payments under this agreement are approximately $0.1 million.

          The Company leases ducts in two river bores under the Delaware River from Coleman Properties. The lease commenced on May 1, 2005 and has a term of five years, with an option to extend. The annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.
          As of March 31, 2007, $0.4 million due to the EHV Power Corporation (“EHVPC”) stockholders, currently employees of the Company, was accrued in other liabilities—related party. This amount is a portion of the holdback consideration from the acquisition of EHVPC, which is payable in 2007 and not contingent on future events, with the exception of any indemnification obligations owed to the Company.
          The Company leases office and warehouse facilities in Michigan which are owned by an employee and his family members. Leases for these properties will run through March 2011 and May 2007, with annual lease payments of $0.3 million.
          As of March 31, 2007, $0.9 million due to former RUE stockholders, and currently employees of the Company, was accrued in other long-term liabilities—related party.
12. Commitments and Contingencies
          On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions which closed in 1999 and 2000 and the Exelon Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.
          Pursuant to service contracts, the Company generally indemnifies customers for the services provided under such contracts. Furthermore, because the Company’s services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of those proceedings could result in significant costs and diversion of management’s attention to ongoing business activities. Payments of significant amounts, even if reserved, could adversely affect the Company’s reputation and liquidity position.
          From time to time, we are a party to various other lawsuits, claims, other legal proceedings and are subject, due to the nature of our business, to governmental agency oversight, audits, investigations and review. Such actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Under such governmental audits and investigations, we may become subject to fines and penalties or other monetary damages. With respect to such lawsuits, claims, proceedings and governmental investigations and audits, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of the pending proceedings, individually or in the aggregate, will have a material adverse effect on results of operations, cash flows or financial condition.

\

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking and Cautionary Statements
          In this Quarterly Report on Form 10-Q, we have made forward-looking statements. Generally, these forward-looking statements can be identified by words like “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements generally relate to the Company’s plans, objectives and expectations for future operations and are based upon current estimates and projections of future results or trends. Although we believe that plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. These statements only reflect our predictions. Except as required by law, we will not update forward-looking statements even though circumstances may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
          The factors that could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1, “Business — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and other risks outlined in our filings with the Securities and Exchange Commission (“SEC”).
          Specific factors that might cause actual results to differ from expectations or may affect the value of the Company’s common stock include, but are not limited to: (i) the possibility that the pending merger with Quanta Services, Inc. will not be consummated; (ii) the award of new contracts and the timing of the award and performance of those contracts; (iii) exposure to fluctuations in profitability resulting from participation in fixed-price contracts; (iv) the determination that any of contracts are in a loss position; (v) cyclical changes that could reduce the demand for the services we provide; (vi) the nature of our contracts, particularly fixed-price contracts; (vii) the effect of percentage-of-completion accounting policies; (viii) loss of key customers; (ix) failure to attract and retain qualified personnel; (x) skilled labor shortages and increased labor costs; (xi) the uncertainty of the effects of the Energy Act; (xii) failure to profitably realize backlog; (xiii) project delays or cancellations; (xiv) work hindrance due to seasonal and other variations, including adverse weather conditions; (xv) the failure to meet schedule or performance requirements of contracts; (xvi) significant competition in our industry; (xvii) the presence of competitors with greater financial resources and the impact of competitive products, services and pricing; (xviii) ability to successfully identify, integrate and complete acquisitions; (xix) the effectiveness of internal controls over financial reporting; (xx) limitations in financing agreements that restrict business operations; (xxi) ability to obtain surety bonds; (xxii) construction accidents and injuries; (xxiii) the impact of our unionized workforce on operations; and (xxiv) a change in government laws or regulations.
Introduction
          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of InfraSource Services, Inc. and its wholly owned subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with the Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes included in the Company’s Annual Report on Form 10-K.
Overview
          We are one of the largest specialty contractors servicing electric, natural gas and telecommunications infrastructure in the United States based on market share. We operate in two business segments, Infrastructure Construction Services and Telecommunication Services. We operate in multiple service territories throughout the United States and do not have significant operations or assets outside the United States.

          In December 2006, we acquired all of the voting interests of Realtime Utility Engineers, Inc. (“RUE”), a company that provides substation and transmission line engineering services for electric utilities.
          During the first quarter of 2007:
•	We executed a merger agreement with Quanta Services, Inc. on March 18 and, as a result, incurred transaction related costs of $3.6 million. We anticipate that the merger will close during the third quarter of 2007.

•	Gross profit decreased $0.5 million, as compared to the first quarter of 2006, while gross profit margin increased from 13.5% in 2006 to 13.9% in 2007. The decrease in gross profit was a result of lower revenue in our natural gas business caused primarily by the effects of a decline in housing starts, the planned exit of certain low margin contracts and more severe weather than we experienced in the first quarter of 2006, partially offset by the gross profits generated by RUE following its acquisition in December 2006. The increase in gross margin percentage was due to lower insurance costs, the contribution of higher gross margins from the service revenues of RUE and an increase in the volume of dark fiber lease revenue, offset by the effects of adverse weather conditions and lower profitability on electric transmission work.

•	Backlog increased by 16.1% from $902 million at December 31, 2006 to $1,048 million at March 31, 2007 due primarily to the award of two large electric contracts with strategic customers.
          For the three months ended March 31, 2007, revenues were $203.8 million compared with $214.3 million for the three months ended March 31, 2006. The revenue mix by end market for the three months ended March 31, 2006 and 2007 is presented in the table below:

	Three Months Ended	Three Months Ended
End Market	March 31, 2006	March 31, 2007
Electric Transmission	27.0%	28.7%
Electric Substation	18.1%	22.7%
Utility Distribution and Industrial Electric	17.4%	14.7%

Total Electric	62.5%	66.1%

Natural Gas	25.2%	18.5%
Telecommunications	11.3%	12.3%
Other	1.0%	3.1%
          The Company’s top ten customers accounted for approximately 42% and 47% of consolidated revenues for the three months ended March 31, 2006 and 2007, respectively. Exelon accounted for approximately 17% and 12% of consolidated revenues for the three months ended March 31, 2006 and 2007, respectively. Approximately 41% and 46% of the telecommunications end market revenues were from the TS segment for the three months ended March 31, 2006 and 2007, respectively.

          Below is a period-over-period (first quarter 2006 as to first quarter 2007) and sequential (fourth quarter 2006 as to first quarter 2007) comparison of end market backlog:

	Backlog as of		Increase/	Increase/
	March	March	(Decrease)	(Decrease)
End Market	31, 2006	31, 2007	($)	(%)
	(in millions)
Electric Transmission	$176.1	$171.8	$(4.3)	-2.4%
Electric Substation	136.4	181.1	44.7	32.8%
Utility Distribution and Industrial Electric	72.7	203.0	130.3	179.2%

Total Electric	385.2	555.9	170.7	44.3%

Natural Gas	293.7	231.5	(62.2)	-21.2%
Telecommunications	233.6	237.7	4.1	1.8%
Other	10.6	22.4	11.8	111.3%

Total	$923.1	$1,047.5	$124.4	13.5%

	Backlog as of		Increase/	Increase/
	December	March	(Decrease)	(Decrease)
End Market	31, 2006	31, 2007	($)	(%)
	(in millions)
Electric Transmission	$138.8	$171.8	$33.0	23.8%
Electric Substation	132.0	181.1	49.1	37.2%
Utility Distribution and Industrial Electric	102.4	203.0	100.6	98.2%

Total Electric	373.2	555.9	182.7	49.0%

Natural Gas	245.6	231.5	(14.1)	-5.7%
Telecommunications	254.0	237.7	(16.3)	-6.4%
Other	29.3	22.4	(6.9)	-23.5%

Total	$902.1	$1,047.5	$145.4	16.1%

          Below is a period-over-period (first quarter 2006 as to first quarter 2007) and sequential (fourth quarter 2006 as to first quarter 2007) comparison of backlog by business segment:

	Backlog as of		Increase/	Increase/
	March 31,	March 31,	(Decrease)	(Decrease)
	2006	2007	($)	(%)
	(in millions)
ICS	$788.2	$923.1	$134.9	17.1%
TS	134.9	124.4	(10.5)	-7.8%

Total	$923.1	$1,047.5	$124.4	13.5%

	Backlog as of		Increase/	Increase/
	December 31,	March 31,	(Decrease)	(Decrease)
	2006	2007	($)	(%)
	(in millions)
ICS	$768.7	$923.1	$154.4	20.1%
TS	133.4	124.4	(9.0)	-6.8%

Total	$902.1	$1,047.5	$145.4	16.1%

Results of Operations
Seasonality and Cyclicality
          The ICS segment’s results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is normally lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, the ICS segment typically generates lower gross profit and operating income in the first quarter. However, demand for repair and maintenance services attributable to damage caused by inclement weather may partially offset the loss of revenues from lower demand for new projects and new MSAs. During the three months ended March 31, 2006, unusually mild weather contributed to increased volume and financial performance in natural gas, underground telecommunications and electric transmission services. For the same period in 2007, adverse weather conditions accounted for a portion of revenue decline as compared to 2006.
          Working capital needs are influenced by the seasonality of our business. Generally, additional working capital is required during the spring and summer when outdoor construction increases in weather-affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Activity in our industry and the available volume of work is affected by the highly cyclical spending patterns in the telecommunications and independent power producers (“IPP”) sectors. As a result, volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The TS segment’s leasing of point-to-point telecommunications infrastructure is not significantly affected by seasonality.
Consolidated Results
Three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Three Months		Three Months
	Ended March	% of	Ended March	% of
	31, 2006	Revenue	31, 2007	Revenue
Revenues	$214,275	100.0%	$203,804	100.0%
Gross profit	28,851	13.5%	28,395	13.9%
Selling, general and administrative expenses	22,693	10.6%	25,608	12.6%
Merger related costs	—	0.0%	3,574	1.7%
Provision (recoveries) of uncollectible accounts	(10)	0.0%	163	0.1%
Amortization of intangible assets	257	0.1%	60	0.0%

Income (loss) from operations	5,911	2.8%	(1,010)	-0.5%
Interest income	236	0.1%	328	0.2%
Interest expense	(2,111)	-1.0%	(1,043)	-0.5%
Other income, net	97	0.0%	113	0.0%

Income (loss) from continuing operations before income taxes	4,133	1.9%	(1,612)	-0.8%
Income tax expense (benefit)	1,666	0.8%	(623)	-0.3%

Income (loss) from continuing operations	$2,467	1.1%	$(989)	-0.5%

          Revenues: Revenues decreased $10.5 million, or 5%, to $203.8 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Electric revenues increased by $0.8 million, natural gas revenues decreased by $16.1 million, telecommunications revenues increased by $0.8 million and other revenues increased by $4.0 million.
          Gross profit: Gross profit decreased $0.5 million, or 2%, to $28.4 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Gross profit margins for the same periods increased from 13.5% in 2006 to 13.9% in 2007. The decrease in gross profit was a result of lower revenue in our natural gas business caused primarily by the effects of a decline in housing starts, the planned exit of certain low margin contracts and more severe weather than we experienced in the first quarter of 2006, partially offset by gross profits generated by RUE following its acquisition in December 2006. The increase in gross margin percentage was due to lower insurance costs, the contribution of higher gross margins from RUE service revenues and an increase in the volume of dark fiber lease revenue, offset by the adverse impacts of the decline in housing starts, severe weather and lower profitability on electric transmission work.
          Selling, general and administrative expenses: First quarter 2007 selling, general and administrative expenses were $25.6, an increase of $2.9 million, or 13%, compared to the three months ended March 31, 2006. The increase was due primarily to an increase in salaries and benefits of $2.7 million for additional personnel hired to manage business growth.
          Interest expense: We incurred $1.0 million of interest expense for the three months ended March 31, 2007, a decrease of $1.1 million from the three months ended March 31, 2006, due to the effects of lower average debt levels and lower average interest rates resulting from the refinancing of our senior credit facility.
          Provision for income taxes: The provision for income taxes for the three months ended March 31, 2007 was an income tax benefit of $0.6 million, compared to an expense of $1.7 million for the three months ended March 31, 2006. The benefit was due primarily to the loss incurred in the three months ended March 31, 2007, as compared to taxable income in the first quarter of 2006.
          Discontinued operations, net of tax: The loss from discontinued operations for the three months ended March 31, 2006 and 2007 included the results of operations of MSI.
Segment Results
          Operations are managed in two segments, ICS and TS. The primary financial measures used to evaluate segment operations are revenues and income (loss) from operations as adjusted, a non-GAAP financial measure. Income (loss) from operations as adjusted excludes expenses for the amortization of intangibles related to acquisitions, share-based compensation and merger related costs, because we believe those expenses do not reflect the core performance of business segments’ operations. A reconciliation of income (loss) from operations as adjusted to the nearest GAAP equivalent, income (loss) from operations, is provided in Note 10 to condensed consolidated financial statements, included elsewhere in this report on Form 10-Q.
          Corporate overhead expenses have not been allocated to segments because segment performance is evaluated based on revenues and expenses within their control, without the effect of corporate expenses.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Three Months	Three Months
	Ended March 31,	Ended March 31,	Change
	2006	2007	$	%
	(in thousands)
Revenue:
Infrastructure Construction Services	$206,685	$192,230	$(14,455)	-7.0%
Telecommunications Services	10,073	11,457	1,384	13.7%

Total segment revenues	216,758	203,687	(13,071)	-6.0%

Corporate and eliminations	(2,483)	117	2,600	104.7%

Total revenue	$214,275	$203,804	$(10,471)	-4.9%

	Three Months	Three Months
	Ended March 31,	Ended March 31,	Change
	2006	2007	$	%
	(in thousands)
Income from operations as adjusted:
Infrastructure Construction Services	$8,417	$3,540	$(4,877)	-57.9%
Telecommunications Services	4,479	5,481	1,002	22.4%

Total segment income from operations as adjusted	12,896	9,021	(3,875)	-30.0%

Corporate and eliminations	(5,859)	(5,194)	665	11.3%

Total income from operations as adjusted	$7,037	$3,827	$(3,210)	-45.6%

ICS
          Revenues: ICS revenues for the three months ended March 31, 2007 were $192.2 million, a decrease of $14.5 million, or 7%, compared to the three months ended March 31, 2006. The decrease was due primarily to the effects of a decline in housing starts, the planned exit of certain low margin natural gas contracts and more severe weather than we experienced in the first quarter of 2006, partially offset by RUE revenues following its acquisition in December 2006. Electric revenues increased by $0.8 million due primarily to a $7.6 million increase in electric substation services offset by a $7.3 million decrease in utility distribution and industrial electric services. Natural gas revenues decreased by $16.1 million, or 30%, and other revenues increased by $4.0 million.
          Income from operations as adjusted: Income from operations as adjusted for the three months ended March 31, 2007 was $3.5 million, a decrease of $4.9 million, or 59%, compared to the three months ended March 31, 2006. The decrease in income from operations as adjusted was a result of lower revenue in our natural gas business caused primarily by the effects of a decline in housing starts, the planned exit of certain low margin contracts and more severe weather than we experienced in the first quarter of 2006, partially offset by profits generated by RUE following its acquisition in December 2006.
TS
          Revenues: TS revenues increased $1.4 million, or 14%, to $11.5 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase was due primarily to an increase in dark fiber lease revenues.
          Income from operations as adjusted: Income from operations as adjusted for the three months ended March 31, 2007 was $5.5 million, an increase of $1.0 million, or 22%, compared to the three months ended March 31, 2006. The increase was due primarily to an increase in dark fiber lease revenues.
Corporate
          Income from operations as adjusted for corporate and eliminations increased by $0.7 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase was due primarily to a $1.3 million reduction in insurance expense as a result of updated actuarial estimates reflecting favorable loss development in self-insured retentions.
Liquidity and Capital Resources
Cash, Working Capital Requirements and Capital Expenditures
          We anticipate that cash and cash equivalents as of March 31, 2007, our senior credit facility and future cash flow from operations will provide sufficient cash to meet operating needs for the next twelve months, based on expected levels of business, debt service requirements and planned capital expenditures. However, if the proposed merger does not occur, we may find it necessary or desirable to seek additional financing to support growth, such as increased demand for services as a result of the Energy Policy Act of 2005, or fund strategic initiatives, such as acquisitions. This could require an increase in our senior credit facility or the issuance of new debt or additional equity, which would be dilutive to existing shareholders.
          Working capital needs are influenced by the seasonality of our business. We generally require additional working capital during the spring season due to increased levels of outdoor construction in weather-affected regions of the country. Conversely, we typically convert working capital assets to cash during the winter months. We expect capital expenditures to range from $55 million to $65 million for 2007, which could vary depending on the timing of awards and work releases for new contracts. More than half of expected capital expenditures are targeted for dark fiber expansion. We intend to fund these expenditures primarily with operating cash flows. We have reduced capital expenditures as a percentage of revenue over the past two years as a result of increased use of equipment leasing arrangements and improved equipment utilization.
Sources and Uses of Cash
          As of March 31, 2007, we had cash and cash equivalents of $23.6 million and working capital of $101.1 million. As of the same date, we had $50.0 million drawn under our senior credit facility and $34.4 million in letters of credit outstanding thereunder, leaving $141.1 million available for additional borrowings. As of December 31, 2006, we had cash and cash equivalents of $26.2 million and working capital of $107.4 million. As of the same date, we had $50.0 million drawn under our senior credit facility, $33.6 million in letters of credit outstanding thereunder, and $1.1 million drawn under our short-term credit facility, leaving $141.9 million available for additional borrowings.
          Cash from operating activities from continuing operations. During the three months ended March 31, 2007, net cash provided by operating activities from continuing operations was $9.1 million, compared to net cash used in operating activities of $3.4 million for the three ended March 31, 2006. The principal uses of operating cash during the three months ended March 31, 2007 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. The principal source of operating cash during the three months ended March 31, 2007 was payments received from customers for contract services performed. Changes in operating assets and liabilities during the three months ended March 31, 2007 provided $5.2 million of operating cash flow from continuing operations, as compared with $6.5 million used during the first quarter 2006. The increase in sources of cash from changes in operating assets and liabilities from continuing operations was due primarily to increased collections of contract receivables as a consequence of a twelve day reduction in days sales outstanding, partially offset by increased accounts payable related to a larger proportion of materials and subcontracted labor during the first quarter of 2007.
          Cash from investing activities from continuing operations. The primary use of cash for the three months ended March 31, 2007 was $11.5 million for purchases of equipment. The primary use of cash for the three months ended March 31, 2006 was $9.6 million for purchases of equipment and a $3.5 million payment of remaining holdback plus interest on a previously acquired business.
          Cash from financing activities from continuing operations. Cash used in financing activities for the three months ended March 31, 2007 was related primarily to a $1.1 million repayment of short-term debt. The primary source of cash from financing activities for the three months ended March 31, 2006 was proceeds of $0.8 million from the exercise of stock options.
Related Party Transactions
          In the normal course of business, from time to time we enter into transactions with related parties. We have entered into transactions with the former Principal Stockholders and some of the Company’s officers and employees. For more information, see Note 11 to our condensed consolidated financial statements included elsewhere in this report on Form 10-Q and Item 13 “Certain Relationships and Related Transactions” in the Company’s report on Form 10-K/A for the year ended December 31, 2006.

Critical Accounting Policies and Estimates
          The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate such estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Refer to the Company’s Annual Report on Form 10-K for critical accounting policies and estimates.
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
          The adoption of FIN No. 48 as of January 1, 2007 resulted in a reduction of opening retained earnings of $0.2 million. As of the adoption date, the Company had $0.6 million of unrecognized tax benefits, $0.2 million of which would reduce our effective tax rate if recognized. Tax years beginning in 2005 remain open and subject to examination by the Internal Revenue Service. Tax years beginning with the Company’s inception in 2003 remain open and subject to examination by state taxing jurisdictions. No significant increase or decrease in unrecognized tax benefits is currently anticipated during the next twelve months. As of date of adoption, interest and penalty assessment liabilities were less than $0.1 million. Interest assessments are recorded in interest expense and tax penalties are recognized in selling, general and administrative expenses.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on results of operations or financial position.
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
          The sensitivity analysis below, which illustrates hypothetical potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2007 earnings. The sensitivity analysis presented does not consider any additional actions we may take to mitigate exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.
          Interest Rates. As of March 31, 2007, the $50.0 million borrowing under our senior credit facility was subject to floating interest rates. We are exposed to earnings and fair value risk due to changes in interest rates with respect to long-term obligations. The detrimental effect on quarterly pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.2 million.

          Currency Risk. The Canadian subsidiary is subject to currency fluctuations. We do not expect any such currency risk to be material.
          Gasoline and Diesel Fuel. In December 2006, we entered into fuel caps to mitigate a portion of the exposure to price fluctuations of gasoline and diesel fuel. These derivative instruments have not been designated as cash flow hedges, therefore changes in fair value are recorded in current period income. Operating income will be affected to the extent that increases in fuel prices are not or cannot be mitigated through the use of derivative instruments.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          The Company has designed and maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level.
Internal Control Over Financial Reporting
          No change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
          On September 21, 2005, a petition, as amended, was filed against InfraSource, certain of its officers and directors and various other defendants in the Harris County, Texas District Court seeking unspecified damages. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions which closed in 1999 and 2000 and the Exelon Merger and committed other acts of misconduct following the filing of the petition. At this time, it is too early to form a definitive opinion concerning the ultimate outcome of this litigation. Management of InfraSource plans to vigorously defend against this claim.
          We generally indemnify customers for the services provided under contracts. Furthermore, because our services are integral to the operation and performance of the electric power transmission and distribution infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. The outcome of these proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect the Company’s reputation and liquidity.

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
Item 1A. RISK FACTORS.
          Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company announced its entry into the merger agreement with Quanta pursuant to which it will merge with a subsidiary of Quanta and become a wholly owned subsidiary of Quanta. The Company’s business involves numerous risks, many of which are beyond our control. The following is a description of certain additional risks related to the proposed merger. For additional information about factors that may affect our business, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 13, 2007. For additional information about the factors that may affect, or be affected by, the proposed merger with Quanta, see the Registration Statement on Form S-4 filed by Quanta on April 20, 2007.
Because the exchange ratio is fixed and the market price of shares of Quanta common stock will fluctuate, InfraSource stockholders cannot be sure of the value of the merger consideration they will receive.
InfraSource’s stockholders will receive a fixed number of shares of Quanta common stock, rather than a number of shares with a particular fixed value. The market values of Quanta common stock and InfraSource common stock at the time of the merger may vary significantly from their prices on the date the merger agreement was executed or the date on which Quanta or InfraSource stockholders vote on the merger. Because the exchange ratio will not be adjusted to reflect any changes in the market value of Quanta common stock or InfraSource common stock, the market value of the Quanta common stock issued in the merger and the InfraSource common stock surrendered in the merger may be higher or lower than the values of those shares on those earlier dates. Stock price changes may result from a variety of factors that are beyond the control of Quanta and InfraSource, including changes in the Company’s business, operations and prospects, regulatory considerations, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, and general market and economic conditions. Neither party is permitted to “walk away” from the merger, terminate the merger agreement or resolicit the vote of its stockholders solely because of changes in the market price of either party’s common stock.

Changes in the price of shares of Quanta common stock and InfraSource common stock may result from a variety of factors, including:
•	market assessment of the likelihood of the merger being consummated;

•	changes in the respective businesses, operations and prospects of Quanta and InfraSource, including Quanta and InfraSource’s ability to meet earnings estimates;

•	governmental or litigation developments or regulatory considerations affecting Quanta or InfraSource or the utility industry; and

•	general business, market, industry or economic conditions.
Many of these factors are beyond the control of Quanta and InfraSource.

Any delay in completing the merger may substantially reduce the benefits expected to be obtained from the merger.
In addition to obtaining the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond the control of InfraSource and Quanta that may prevent, delay or otherwise materially adversely affect its completion. Quanta and InfraSource cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the effective time of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may materially adversely affect the synergies and other benefits that Quanta and InfraSource expect to achieve if the merger and the integration of their respective businesses is completed within the expected timeframe.
Failure to complete the merger could negatively impact the stock prices and the future business and financial results of InfraSource.
If the merger is not completed, the ongoing business of InfraSource may be adversely affected and InfraSource will be subject to several risks, including the following:
•	having to pay certain costs relating to the merger;

•	the attention of management of will have been diverted to the merger instead of on the Company’s operations and pursuit of other opportunities that could have been beneficial to it; and

•	customer perception may be negatively impacted which could affect the ability of InfraSource to compete for, or to win, new and renewal business in the marketplace.
InfraSource will incur substantial transaction and merger-related costs in connection with the merger.
InfraSource expects to incur a number of non-recurring transaction fees and other costs associated with completing the merger, and combining the operations of the two companies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in the integration of the businesses of Quanta and InfraSource. Although Quanta and InfraSource expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of their businesses will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
The fairness opinions obtained by Quanta and InfraSource from their respective financial advisors will not reflect changes in circumstances between signing the merger agreement and the completion of the merger.
Neither Quanta nor InfraSource has obtained updated fairness opinions from Credit Suisse or Citigroup, respectively. Changes in the operations and prospects of Quanta or InfraSource, general market and economic conditions and other factors which may be beyond the control of Quanta or InfraSource, and on which the fairness opinions were based, may alter the value of Quanta or InfraSource or the prices of their common stock by the time the merger is completed. The fairness opinions are based on the information in existence on the date delivered and will not be updated as of the time the merger will be completed. Because Quanta and InfraSource currently do not anticipate asking their respective financial advisors to update their opinions, the opinions given at the time the merger agreement was signed do not address the fairness of the merger consideration, from a financial point of view, at any time other than the time the merger agreement was signed.
Directors and executive officers of InfraSource have interests that differ from those of InfraSource stockholders generally.
Executive officers of InfraSource negotiated the terms of the merger agreement and the InfraSource board of directors unanimously approved the merger agreement and unanimously recommends that InfraSource stockholders vote in favor of the proposal to adopt the merger agreement. The executive officers of InfraSource each have management agreements with InfraSource that provide for the payment of severance payments and the acceleration of existing equity awards if the executive officer’s employment with InfraSource is terminated following a change in control transaction. The merger will constitute a change in control transaction. In addition, upon completion of the merger, David R. Helwig, J. Michal Conaway and Frederick W. Buckman, each of whom is currently a member of the InfraSource board of directors, will become members of the Quanta board of directors. These severance arrangements and directorship positions are different from or in addition to the interests of InfraSource stockholders in the company. InfraSource stockholders should take into account such interests when they consider the InfraSource board of directors’ recommendation that they vote for adoption of the merger agreement.
In certain circumstances, the merger agreement requires payment of a termination fee of $43 million by Quanta or InfraSource to the other and, under certain circumstances, InfraSource must allow Quanta five business days to match any alternative acquisition proposal prior to any change in the InfraSource board’s recommendation. These terms could affect the decisions of a third party proposing an alternative transaction to the merger, or the likelihood that such a proposal would be made at all.
Under the merger agreement, Quanta or InfraSource may be required to pay to the other a termination fee of $43 million if the merger agreement is terminated under certain circumstances. Should the merger agreement be terminated in circumstances under which such a termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of the company making such payment. Additionally, under the merger agreement, in the event of a potential change by the InfraSource board of directors of its recommendation with respect to the merger, InfraSource must allow Quanta a five business day period to make a revised proposal, prior to which the InfraSource board of directors may not change its recommendation with respect to the merger agreement. These terms could affect the structure, pricing and terms proposed by other parties seeking to acquire or merge with InfraSource, and could make it more difficult for another party to make a superior acquisition proposal for InfraSource.
InfraSource’s stockholders will be diluted by the merger.
The merger will dilute the ownership position of the current stockholders of Quanta and InfraSource. Quanta’s stockholders and InfraSource’s stockholders are expected to hold approximately 75% and 25%, respectively, of the combined company’s common stock outstanding on a fully diluted basis (including options and convertible notes) immediately following the completion of the merger.
If the merger is completed, the date that InfraSource stockholders will receive their merger consideration is uncertain.
The completion of the merger is subject to the stockholder and regulatory approvals described in the joint proxy statement/prospectus filed by Quanta. While we currently expect to complete the merger during the third quarter of 2007, such date could be later than expected due to delays in receiving such approvals. We cannot provide InfraSource stockholders with a definitive date on which they will receive the merger consideration.
InfraSource stockholders will be subject to a stockholder rights plan that discourages corporate takeovers and could prevent stockholders from realizing a premium on their investment.
On March 8, 2000, Quanta’s board of directors adopted an amended and restated rights agreement, which, as amended and restated as of October 24, 2002, we refer to as the Rights Agreement. The Rights Agreement provides for the distribution of uncertificated stock purchase rights to Quanta stockholders at a rate of one preferred share purchase right for each share of Quanta common stock. The Rights Agreement may impede a takeover of Quanta not supported by Quanta’s board of directors, including a takeover that may be desired by a majority of Quanta’s stockholders or involving a premium over the prevailing stock price. InfraSource stockholders, who are not currently subject to a rights plan, will become subject to the Rights Agreement after the merger. In addition, the Rights Plan could be triggered by the actions of a third party, which event would adversely affect Quanta’s and InfraSource’s ability to close the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None.
Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)

3.2	Amended and Restated Bylaws of InfraSource Services, Inc.(1)

3.3	Specimen of Common Stock certificate of InfraSource Services Inc.(1)

4.1	Agreement and Plan of Merger, dated as of March 18, 2007, by and among InfraSource Services, Inc., Quanta Services, Inc. and Quanta MS Acquisition, Inc.(2)

10.1	Amendment No. 1 to Indemnification Agreement.*

10.2	InfraSource, Incorporated Deferred Compensation Plan.*

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-115648) filed with the Commission on May 19, 2004.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC. (Registrant)
Date: May 8, 2007	By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery
Senior Vice President and Chief Financial Officer