Form 10-Q
period 2007-06-30
INFRASOURCE SERVICES INC
filed 2007-08-07
CIK 1276827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

At July 31, 2007 there were 41,012,416 shares of InfraSource Services, Inc. Common Stock, par value of $.001, outstanding.

For the Quarter Ended June 30, 2007
FORM 10-Q
INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
	(Unaudited)
	(In thousands, except
	share data)

Current assets:
Cash and cash equivalents	$26,209	$18,868
Contract receivables (less allowances for doubtful accounts of $3,770 and $4,865, respectively)	166,780	144,359
Costs and estimated earnings in excess of billings	59,012	76,397
Inventories	5,443	4,421
Deferred income taxes	8,201	7,006
Other current assets	6,384	11,900
Current assets — discontinued operations	746	184

Total current assets	272,775	263,135

Property and equipment (less accumulated depreciation of $73,302 and $81,218, respectively)	154,578	176,183
Goodwill	146,933	147,276
Intangible assets, net	900	747
Deferred charges and other assets, net	5,529	4,862
Assets held for sale	517	400

Total assets	$581,232	$592,603

Current liabilities:
Current portion of long-term debt and short-term borrowings	$1,154	$10,055
Other liabilities — related parties	766	940
Accounts payable	47,846	33,744
Accrued compensation and benefits	27,951	24,111
Other current and accrued liabilities	22,096	25,586
Accrued insurance reserves	36,166	35,272
Billings in excess of costs and estimated earnings	23,245	20,977
Deferred revenues	6,188	6,611

Total current liabilities	165,412	157,296

Long-term debt, net of current portion	50,070	50,043
Deferred revenues	16,347	15,617
Other long-term liabilities — related party	900	—
Deferred income taxes	3,750	2,233
Other long-term liabilities	5,568	6,494

Total liabilities	242,047	231,683

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value (authorized — 12,000,000 shares; 0 shares issued and outstanding)	—	—
Common stock, $.001 par value (authorized — 120,000,000 shares; issued 40,263,739 and 41,045,771 shares, respectively, and outstanding — 40,233,869 and 41,015,901, respectively)	40	41
Treasury stock, at cost (29,870 shares)	(137)	(137)
Additional paid-in capital	288,517	301,727
Retained earnings	50,785	58,774
Accumulated other comprehensive income (loss)	(20)	515

Total shareholders’ equity	339,185	360,920

Total liabilities and shareholders’ equity	$581,232	$592,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)
	(In thousands, except per share data)

Revenues	$254,261	$239,572	$468,536	$443,376
Cost of revenues	218,386	200,531	403,810	375,940

Gross profit	35,875	39,041	64,726	67,436

Selling, general and administrative expenses	22,612	23,831	45,305	49,439
Merger related costs	—	483	—	4,057
Provision for uncollectible accounts	41	780	31	943
Amortization of intangible assets	237	93	494	153

Income from operations	12,985	13,854	18,896	12,844
Interest income	173	144	409	472
Interest expense	(1,682)	(1,050)	(3,793)	(2,093)
Write-off of deferred financing costs	(4,296)	—	(4,296)	—
Other income, net	1,487	2,074	1,584	2,187

Income from continuing operations before income taxes	8,667	15,022	12,800	13,410
Income tax expense	3,506	5,863	5,172	5,240

Income from continuing operations	5,161	9,159	7,628	8,170
Discontinued operations:
Income (loss) from discontinued operations (net of income tax expense (benefit) of $112, $4, $111 and $(7), respectively)	166	6	165	(11)

Net income	$5,327	$9,165	$7,793	$8,159

Basic income per share:
Income from continuing operations	$0.13	$0.23	$0.19	$0.20
Income (loss) from discontinued operations	—	—	0.01	—

Net income	$0.13	$0.23	$0.20	$0.20

Weighted average basic common shares outstanding	39,735	40,590	39,626	40,434

Diluted income per share:
Income from continuing operations	$0.13	$0.22	$0.19	$0.20
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.13	$0.22	$0.19	$0.20

Weighted average diluted common shares outstanding	40,336	41,252	40,242	41,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
	(Unaudited)
	(In thousands, except share amounts)

Balance as of December 31, 2006	40,263,739	$40	(29,870)	$(137)	$288,517	$(20)	$50,785	$339,185
Cumulative effect of adopting new accounting pronouncement	—	—	—	—	—	—	(170)	(170)
Repurchase and retirement of common stock	(2,600)	—	—	—	(87)	—	—	(87)
Stock options exercised and restricted stock vested	581,211	1	—	—	4,595	—	—	4,596
Income tax benefit from stock options exercised	—	—	—	—	5,404	—	—	5,404
Adjustment for shares of restricted stock issued under employee stock plan	137,231	—	—	—	—	—	—	—
Issuance of restricted stock	12,100	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	54,090	—	—	—	1,001	—	—	1,001
Share-based compensation expense	—	—	—	—	2,297	—	—	2,297
Net income	—	—	—	—	—	—	8,159	8,159
Other comprehensive income	—	—	—	—	—	535	—	535

Balance as of June 30, 2007	41,045,771	$41	(29,870)	$(137)	$301,727	$515	$58,774	$360,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$7,793	$8,159
Adjustments to reconcile net income to cash provided by operating activities:
Loss (income) from discontinued operations — net of taxes	(165)	11
Depreciation	13,603	10,666
Amortization of intangibles	494	153
Gain on sale of assets	(1,355)	(2,232)
Deferred income taxes	(643)	(1,510)
Share-based compensation	1,825	2,297
Write-off of deferred financing costs	4,296	—
Provision for uncollectible accounts	31	943
Excess tax benefits from share-based compensation	(416)	(5,131)
Other	604	1,124
Changes in operating assets and liabilities:
Contract receivables, net	17	21,478
Costs and estimated earnings in excess of billings, net	(4,986)	(19,653)
Inventories and other current assets	966	677
Deferred charges and other assets	446	312
Accounts payable	(5,389)	(14,173)
Other liabilities — related parties	(12)	—
Other current liabilities	10,980	(536)
Other liabilities	150	1,135

Net cash flows provided by operating activities of continuing operations	28,239	3,720
Net cash flows provided by operating activities of discontinued operations	34	550

Net cash flows provided by operating activities	28,273	4,270

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,565)	(835)
Proceeds from derivatives	—	62
Proceeds from sales of equipment	2,331	3,060
Additions to property and equipment	(18,886)	(33,405)

Net cash flows used in investing activities of continuing operations	(27,120)	(31,118)
Net cash flows used in investing activities of discontinued operations	34	—

Net cash flows used in investing activities	(27,154)	(31,118)

Cash flows from financing activities:
Borrowings of short and long-term debt	75,000	10,000
Repayments of long-term debt and capital lease obligations	(83,833)	(1,127)
Debt issuance costs	(1,133)	—
Repurchase of common stock	—	(87)
Excess tax benefits from share-based compensation	416	5,131
Proceeds from exercise of stock options and employee stock purchases	1,908	5,596

Net cash flows provided by (used in) financing activities	(7,642)	19,513

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(6,523)	(7,335)
Cash and cash equivalents — beginning of period	31,639	26,209
Effect of exchange rates on cash	8	(6)

Cash and cash equivalents — end of period	$25,124	$18,868

Supplemental Disclosure of Non-Cash Investing Activities:
Accounts payable balance related to purchases of property and equipment	$1,444	$3,118

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

Planned Merger:

On March 18, 2007, InfraSource entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quanta Services, Inc., a Delaware corporation (“Quanta”), and Quanta MS Acquisition, Inc., a wholly owned subsidiary of Quanta (“Merger Sub”) formed specifically for the purpose of the proposed merger. The Merger Agreement provides, upon the terms and subject to the conditions set forth in the Merger Agreement, for a strategic merger of InfraSource with Merger Sub, with InfraSource continuing as the surviving corporation and as a wholly owned subsidiary of Quanta (the “Merger”). As of the effective date of the Merger (the “Effective Date”), the stockholders of InfraSource (including holders of restricted stock) will receive shares of common stock of Quanta, par value $0.00001 per share, at a negotiated exchange rate (the “Exchange Ratio”) of 1.223 shares of Quanta common stock for each share of InfraSource common stock, and all outstanding stock options issued under the Company’s stock plans (see Note 7) will be converted, based on the Exchange Ratio, into stock options to receive shares of Quanta common stock. As of the Effective Date, three members of the Board of Directors of InfraSource will become members of the Board of Directors of Quanta. The Merger is expected to close on or about August 30, 2007, subject to receipt of stockholder approval by the stockholders of InfraSource and Quanta.

The Company has incurred and expects to incur substantial merger-related transaction costs related primarily to investment banking fees, legal fees and due diligence costs necessary to consummate the Merger. For the three and six months ended June 30, 2007, merger-related transaction costs totaled $0.5 million and $4.1 million, respectively. The Company has agreed to pay additional investment banking and legal fees of approximately

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

$7.8 million, payable in the event the Merger is consummated. The Company must pay a fee of $43 million to Quanta if the Merger is terminated under certain circumstances specified in the Merger Agreement.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of December 31, 2006 and June 30, 2007; results of operations for the three and six months ended June 30, 2006 and 2007; and cash flows for the six months ended June 30, 2006 and 2007. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows for the interim periods presented. The December 31, 2006 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Report on Form 10-K for the year ended December 31, 2006.

Certain amounts in the accompanying statements have been reclassified for comparative purposes. As of December 31, 2006, the Company revised the classification for book overdrafts in the condensed consolidated balance sheets and statements of cash flows. Such book overdrafts were related to outstanding checks on zero balance disbursement bank accounts that are funded, upon presentation for payment, from an investment account maintained by the Company at another financial institution. As originally reported, cash and cash equivalents as of June 30, 2006 included $4.6 million of book overdrafts that have been reclassified to accounts payable in the condensed consolidated balance sheets for comparative purposes. Prior to the reclassification, those amounts were reported as a reduction in cash and accounts payable. Additionally, this revision increased net cash flows provided by operating activities by $2.7 million for the six months ended June 30, 2006.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

3.	Discontinued Operations

In the third and fourth quarters of 2006, the Company sold certain assets of Mechanical Specialties, Inc. (“MSI”) for approximately $2.6 million in cash. In July 2007, the remaining inventory was purchased at cost by MSI’s buyer. MSI was part of the ICS segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, MSI’s financial position, results of operations and cash flows were reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements through the disposition dates. The tables below present MSI’s balance sheet and statement of operations information.

Balance sheet information for MSI:

	December 31,	June 30,
	2006	2007
	(In thousands)

Inventory	$687	$134
Deferred income taxes	59	50

Total current assets	746	184

Total assets	$746	$184

Net assets	$746	$184

Statement of operations information for MSI:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(In thousands)

Revenues	$3,766	$235	$6,731	$516
Income (loss) before income taxes	278	10	276	(18)

4.	Costs And Estimated Earnings In Excess Of Billings

Included in costs and estimated earnings in excess of billings are costs related to claims and unapproved change orders of approximately $3.1 million and $9.6 million at December 31, 2006 and June 30, 2007, respectively. The increase was due primarily to claims on an industrial electric project resulting from inefficiencies caused by scheduling changes and also due to impacts of adverse weather conditions on an electric transmission project.

Estimated revenue related to claims, in amounts up to but not exceeding costs incurred, is recognized when realization is probable and amounts are estimable. Profit from claims is recorded in the period such amounts are agreed to with the customer.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5.	Goodwill and Intangible Assets

Goodwill and intangible assets are comprised of:

	December 31,	June 30,
	2006	2007
	(In thousands)

Goodwill	$146,933	$147,276

Intangible assets:
Volume agreements	4,561	2,061
Non-compete agreements	20	20

Total intangible assets	4,581	2,081

Accumulated amortization:
Volume agreements	(3,681)	(1,333)
Non-compete agreements	—	(1)

Total accumulated amortization	(3,681)	(1,334)

Intangible assets, net	$900	$747

Goodwill by segments as of December 31, 2006 and June 30, 2007 are as follows:

	December 31,	June 30,
	2006	2007

Infrastructure Construction Services	$136,540	$136,883
Telecommunications Services	10,393	10,393

Total	$146,933	$147,276

Expenses for the amortization of intangible assets were $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2007, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2006 and 2007, respectively. The estimated aggregate amortization expense of intangible assets for the next five fiscal years is:

For the Year Ended December, 31,
(In thousands)

2007 (excludes the six months ended June 30, 2007)	$273
2008	301
2009	162
2010	3
Thereafter	8

Total	$747

6.	Computation of Per Share Earnings

Income per share is computed in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, incremental potential common shares from stock options and restricted stock are included in the calculation of diluted income per share except when the effect would be antidilutive.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table presents the calculations of basic and diluted income per share.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(In thousands)

Income from continuing operations	$5,161	$9,159	$7,628	$8,170
Income (loss) from discontinued operations, net of tax expense (benefit) of $112, $4, $111 and $(7), respectively	166	6	165	(11)

Net income	$5,327	$9,165	$7,793	$8,159

Weighted average basic common shares outstanding	39,735	40,590	39,626	40,434
Effect of dilutive stock options and restricted stock	601	662	616	580

Weighted average diluted common shares outstanding	40,336	41,252	40,242	41,014

Basic income per share	$0.13	$0.23	$0.20	$0.20
Diluted income per share	$0.13	$0.22	$0.19	$0.20

For each of the three and six months ended June 30, 2006, there were 136,126 shares and for the six months ended June 30, 2007 there were 7,000 shares, under stock option grants excluded from the calculation of diluted income per share as the effect of these shares would have been antidilutive. Included in the effect of dilutive stock options for each of the three and six months ended June 30, 2006 and 2007 are early exercises of unvested stock option awards, which are excluded from the weighted average basic common shares outstanding calculation.

7.	Share-based Compensation Plans

Share-based compensation expense included in results of operations is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(In thousands)

Stock option expense	$639	$736	$1,301	$1,440
Restricted stock expense	115	251	218	632
Employee stock purchase plan expense	201	107	306	225

Total share-based compensation expense	$955	$1,094	$1,825	$2,297

Share-based compensation expense included in:
Cost of revenues	$127	$102	$244	$198
Selling, general and administrative expenses	828	992	1,581	2,099

Total share-based compensation expense	$955	$1,094	$1,825	$2,297

Total tax benefit related to share-based compensation expense	$386	$427	$737	$898

The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” and related interpretative guidance issued by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) are applied to all share-based payment awards made to employees

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

and directors. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options, restricted stock and employee stock purchases under the Employee Stock Purchase Plan based on the grant-date fair values of the awards. The value of the portion of a share-based payment award that is ultimately expected to vest is determined as of the award’s grant date and is expensed over its requisite service period in the Company’s condensed consolidated statements of operations. Estimates of expected share-based payment award forfeitures are made to determine the number of equity award instruments that are not expected to vest.

As discussed in Note 1 — Organization and Basis of Presentation, all outstanding stock options issued under the Company’s stock plans will be converted, as of the Effective Date of the Merger and based on the Exchange Ratio, into stock options to receive shares of Quanta common stock. Immediately prior to the Effective Date, the Employee Stock Purchase Plan will be terminated in its entirety. Upon completion of the Merger, Quanta will assume the obligations and succeed to the rights of InfraSource under the Company’s stock plans. Except with respect to 281,878 options and 30,210 shares of restricted stock, the vesting of outstanding stock options and restricted stock issued to employees under the Company’s stock plans will not accelerate as a result of the Merger. The 281,878 options, the vesting of which will be accelerated, updates the previously disclosed information, including for the named executive officers, as described in footnote (3) of the “Outstanding Equity Awards at 2006 Fiscal Year-End Table” in the Company’s annual report for the fiscal year ended December 31, 2006 on Form 10-K/A. Subsequent to the Merger, an employee’s options or restricted stock may fully vest upon the employee’s involuntary termination other than for cause. Outstanding stock options for 88,341 shares issued to non-employee directors under the Company’s stock plans will vest upon completion of the Merger.

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

The 2004 Omnibus Stock Incentive Plan (the “2004 Stock Plan”) was adopted to allow the grant of stock options, stock appreciation rights, restricted stock, and deferred stock or performance shares to employees and directors. Options granted under the 2004 Stock Plan vest over a period of four years and have a maximum term of ten years. The aggregate number of shares reserved for under the 2004 Stock Plan is 800,000 plus an amount added annually on the first day of each fiscal year (beginning 2005) equal to the lesser of (i) 1,000,000 shares or (ii) two percent of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2007, 3.2 million shares have been reserved for issuance under the 2004 Stock Plan.

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

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Presented below are calculated weighted averages of the assumptions used in determining the fair values of grants made during the six months ended June 30, 2006 and 2007:

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2007

Weighted Average Assumptions:
Expected volatility	44%	40%
Dividend yield	0%	0%
Risk-free interest rate	4.93%	4.49%
Expected holding period (in years)	6.25	6.25

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2006 and 2007 were $8.84 and $11.57 per share, respectively. As of June 30, 2007, there was approximately $6.9 million of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes information for the options outstanding and exercisable for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual	Aggregate
	Options	Share	Life	Intrinsic Value

Outstanding as of December 31, 2006	2,230,989	$11.79
Granted	7,000	24.81
Exercised	(557,711)	8.24
Cancelled	(79,877)	15.15

Outstanding as of June 30, 2007	1,600,401	$12.92	7.9 years	$38,705

Exercisable as of June 30, 2007	272,076	$11.39	7.1 years	$6,995

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $1.4 million and $14.6 million, respectively.

Restricted Stock

Time-based:  The following table presents a summary of the status of the number of unvested time-based shares of restricted stock as of June 30, 2007 and changes therein during the six months ended June 30, 2007:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value

Unvested shares at December 31, 2006	77,331	$17.15
Shares issued	12,100	24.81
Shares vested	(23,500)	20.41

Unvested shares at June 30, 2007	65,931	$17.39

As of June 30, 2007, there was approximately $0.5 million of unrecognized compensation costs related to unvested time-based restricted stock which is expected to be recognized over a weighted average period of 3.7 years.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The total fair value of shares vested during the six months ended June 30, 2006 and 2007 was $0.6 million and $0.5 million, respectively.

Performance-based:  87,200 shares of performance-based restricted stock granted in November 2006 will vest on the seventh anniversary of the grant date, unless vesting is accelerated due to the achievement of certain performance targets. Currently, the cost is recognized on a straight-line basis over seven years. The Company’s performance relative to targets is assessed each quarter and, if such targets are expected to be achieved, the remaining expense will be recognized on an accelerated basis. If the Merger with Quanta occurs, the vesting schedule will change to time-based vesting and one-third of the shares will vest on each of the first three anniversaries of the closing date of the Merger, subject to earlier vesting upon termination of employment for each restricted stockholder who is party to a management agreement with the Company containing such provision.

The following table presents a summary of the status of the number of performance-based shares of unvested restricted stock as of June 30, 2007 and changes therein during the six months ended June 30, 2007:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value

Unvested shares at December 31, 2006	87,200	$20.55
Shares forfeited	(3,800)	20.55

Unvested shares at June 30, 2007	83,400	$20.55

Employee Stock Purchase Plan

In April 2004, the 2004 Employee Stock Purchase Plan was adopted for the benefit of all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 15% of an employee’s eligible compensation, up to a maximum of 2,000 shares per purchase period. The maximum aggregate number of shares reserved for issuance under the plan is 2,000,000, plus an annual increase to be added on the first day of each fiscal year (beginning 2005) equal to the lesser of (i) 600,000 shares or (ii) one percent of the total shares of common stock outstanding on the last day of the immediately preceding fiscal year. As of June 30, 2007, 3.2 million shares have been reserved for issuance under the 2004 Employee Stock Purchase Plan. Immediately prior to the Effective Date of the Merger, the Employee Stock Purchase Plan will be terminated in its entirety. Enrollments for share purchases under the Employee Stock Purchase Plan ceased immediately following share purchases made on May 15, 2007.

8.	Concentration of Credit Risk

A significant portion of the Company’s revenues is derived from a small group of customers. Our top ten customers accounted for 54% and 42% of consolidated revenues for the three months ended June 30, 2006 and 2007, respectively, and 47% and 42% of consolidated revenues for the six months ended June 30, 2006 and 2007, respectively. Exelon Corporation (“Exelon”) accounted for approximately 18% and 13% of consolidated revenues for the three months ended June 30, 2006 and 2007, respectively, and 17% and 12% of consolidated revenues for the six months ended June 30, 2006 and 2007, respectively.

At December 31, 2006 and June 30, 2007 accounts receivable due from Exelon, inclusive of amounts due from a prime contractor for Exelon work, represented 7% and 12%, respectively, of the total accounts receivable balance.

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

9.	Comprehensive Income

The following table presents the components of comprehensive income for the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(In thousands)

Net income	$5,327	$9,165	$7,793	$8,159
Fair value adjustments on derivative instruments	(480)	39	(480)	39
Foreign currency translation adjustment	126	441	111	496

Comprehensive income	$4,973	$9,645	$7,424	$8,694

During the second quarter of 2007, the Company entered into a forward foreign currency contract arrangement to hedge purchases forecasted to occur through January 2008, effectively fixing the ultimate cost of such purchases. As this arrangement has been designated as a cash flow hedge for purposes of accounting recognition, the changes in the fair value of the forward contracts are recorded in other comprehensive income. Any gain or loss resulting from the settlements of the forward foreign currency contracts will be reclassified into earnings in the same period during which the hedged purchase affects earnings.

The Company’s Canadian operations are translated into U.S. dollars and a translation adjustment is recorded in other comprehensive income.

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

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Corporate costs are not allocated to business segments for internal management reporting. Corporate and Eliminations includes corporate costs, revenue related to administrative services provided to one customer and the elimination of an insignificant amount of intra-company revenues. The following tables present segment information for the three and six month periods ended June 30, 2006 and June 30, 2007:

	Infrastructure
For the Three Months Ended	Construction	Telecommunication	Corporate and
June 30, 2006	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$241,227	$9,503	$3,531	$254,261
Income (loss) from operations as adjusted	13,273	4,743	(3,839)	14,177
Depreciation	5,657	1,007	59	6,723
Share-based compensation	604	38	313	955
Amortization	237	—	—	237
Total assets	398,480	90,959	83,738	573,177
Capital expenditures	3,700	5,527	101	9,328
Reconciliation:
Income (loss) from operations as adjusted	$13,273	$4,743	$(3,839)	$14,177
Less: Amortization and shared-based compensation	841	38	313	1,192

Income (loss) from operations	12,432	4,705	(4,152)	12,985
Interest income	558	553	(938)	173
Interest expense	(1,679)	(317)	314	(1,682)
Write-off of deferred financing costs	(3,535)	(677)	(84)	(4,296)
Other income, net	1,482	5	—	1,487

Income (loss) before income taxes	$9,258	$4,269	$(4,860)	$8,667

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Infrastructure
For the Three Months Ended	Construction	Telecommunication	Corporate and
June 30, 2007	Services	Services	Eliminations	Total
		(In thousands)

Revenues	$228,031	$11,606	$(65)	$239,572
Income (loss) from operations as adjusted	14,162	6,510	(5,148)	15,524
Depreciation	4,001	1,300	202	5,503
Share-based compensation	475	88	531	1,094
Merger related costs	—	—	483	483
Amortization	93	—	—	93
Total assets	427,148	103,220	62,235	592,603
Capital expenditures	3,595	16,426	1,841	21,862
Reconciliation:
Income (loss) from operations as adjusted	$14,162	$6,510	$(5,148)	$15,524
Merger related costs	—	—	483	483
Less: Amortization and share-based compensation	568	88	531	1,187

Income (loss) from operations	13,594	6,422	(6,162)	13,854
Interest income	3,515	257	(3,628)	144
Interest expense	(929)	(169)	48	(1,050)
Other income, net	2,080	(6)	—	2,074

Income (loss) before income taxes	$18,260	$6,504	$(9,742)	$15,022

	Infrastructure
For the Six Months Ended	Construction	Telecommunication	Corporate and
June 30, 2006	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$443,769	$19,576	$5,191	$468,536
Income (loss) from operations as adjusted	21,641	9,222	(9,648)	21,215
Depreciation	11,496	1,993	114	13,603
Share-based compensation	1,136	59	630	1,825
Amortization	494	—	—	494
Total assets	398,480	90,959	83,738	573,177
Capital expenditures	9,055	9,697	134	18,886
Reconciliation:
Income (loss) from operations as adjusted	$21,641	$9,222	$(9,648)	$21,215
Less: Amortization and shared-based compensation	1,630	59	630	2,319

Income (loss) from operations	20,011	9,163	(10,278)	18,896
Interest income	989	1,033	(1,613)	409
Interest expense	(3,382)	(642)	231	(3,793)
Write-off of deferred financing costs	(3,535)	(677)	(84)	(4,296)
Other income, net	1,456	2	126	1,584

Income (loss) before income taxes	$15,539	$8,879	$(11,618)	$12,800

INFRASOURCE SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Infrastructure
For the Six Months Ended	Construction	Telecommunication	Corporate and
June 30, 2007	Services	Services	Eliminations	Total
	(In thousands)

Revenues	$420,261	$23,063	$52	$443,376
Income (loss) from operations as adjusted	17,703	11,991	(10,343)	19,351
Depreciation	7,792	2,510	364	10,666
Share-based compensation	980	180	1,137	2,297
Merger related costs	—	—	4,057	4,057
Amortization	153	—	—	153
Total assets	427,148	103,220	62,235	592,603
Capital expenditures	5,510	22,832	5,063	33,405
Reconciliation:
Income (loss) from operations as adjusted	$17,703	$11,991	$(10,343)	$19,351
Merger related costs	—	—	4,057	4,057
Less: Amortization and share-based compensation	1,133	180	1,137	2,450

Income (loss) from operations	16,570	11,811	(15,537)	12,844
Interest income	6,634	602	(6,764)	472
Interest expense	(1,804)	(334)	45	(2,093)
Other income, net	2,188	(2)	1	2,187

Income (loss) before income taxes	$23,588	$12,077	$(22,255)	$13,410

The following table presents information regarding revenues by end market:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Electric Transmission	$59,447	$60,830	$117,207	$119,178
Electric Substation	58,102	46,696	96,851	92,997
Utility Distribution and Industrial Electric	32,259	37,205	69,602	67,223

Total Electric	149,808	144,731	283,660	279,398
Natural Gas	72,303	56,913	126,229	94,730
Telecommunications	29,742	33,237	54,054	58,393
Other	2,408	4,691	4,593	10,855

	$254,261	$239,572	$468,536	$443,376

All electric, gas and other end market revenues are included in the ICS segment, while telecommunications end market revenue is included in both the ICS and TS segments. Approximately 32% and 35% of telecommunications end market revenues for the three months ended June 30, 2006 and 2007, respectively, were from the TS segment. Approximately 36% and 39% of telecommunications end market revenues for the six months ended June 30, 2006 and 2007, respectively, were from the TS segment.

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

The Company leases ducts in two river bores under the Delaware River from Coleman Properties. The lease commenced on May 1, 2005 with a term of five years and an option to extend. The annual lease payment is $0.02 million for each pair of fiber installed in the conduit up to a maximum of $0.2 million per year if additional ducts are leased.

The Company leases office and warehouse facilities in Michigan which are owned by an employee and his family members. Leases for these properties expire in 2011, with annual lease payments of $0.4 million.

As of June 30, 2007, $0.9 million due in June 2008 to Realtime Utility Engineers, Inc. (“RUE”) stockholders, and currently employees of the Company, was accrued in other liabilities — related party.

12.	Debt

In June 2007, the Company borrowed $10.0 million under its secured revolving credit facility to fund working capital needs. In July 2007, this borrowing was repaid in full.

13.	Commitments and Contingencies

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

During the second quarter of 2007:

•	Revenues decreased $14.7 million, or 6%, to $239.6 million as compared to the three months ended June 30, 2006. Natural gas revenues decreased $15.4 million, or 21%, due primarily to a decline in housing starts.

•	Gross profit increased $3.2 million, or 9%, to $39.0 million, as compared to the three months ended June 30, 2006. During the second quarter of 2006, we incurred a $6.6 million charge on an electric transmission contract and earned performance bonuses of $2.3 million for strong operating performance on certain electric distribution and substation projects. Excluding these items, gross profit decreased $1.1 million, due primarily to lower profitability on electric transmission construction projects and lower revenue in our natural gas business, which was caused primarily by a decline in housing starts. Partially offsetting these declines were higher gross profits resulting from an increase in the volume of dark fiber lease revenue and gross profits generated by RUE following its December 2006 acquisition.

•	In July 2007, we were awarded a contract for the construction of a 73-mile long, 500 kV electric transmission line in California, known as the Tehachapi Renewable Transmission Project. The estimated contract value is $93.2 million.

•	During June and July 2007, we acquired $14.4 million of dark fiber related assets.

For the three and six months ended June 30, 2007, revenues were $239.6 million and $443.4 million, respectively, as compared with $254.3 million and $468.5 million, respectively, for the three and six months ended June 30, 2006. The revenue mix by end market for those periods is presented in the table below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Electric Transmission	23%	25%	25%	27%
Electric Substation	23%	19%	20%	21%
Utility Distribution and Industrial Electric	13%	16%	15%	15%

Total Electric	59%	60%	60%	63%
Natural Gas	28%	24%	27%	21%
Telecommunications	12%	14%	12%	13%
Other	1%	2%	1%	3%

The Company’s top ten customers accounted for approximately 54% and 42% of consolidated revenues for the three months ended June 30, 2006 and 2007, respectively, and 47% and 42% of consolidated revenues for the six months ended June 30, 2006 and 2007, respectively. Exelon accounted for approximately 18% and 13% of consolidated revenues for the three months ended June 30, 2006 and 2007, respectively, and 17% and 12% of consolidated revenues for the six months ended June 30, 2006 and 2007, respectively. Approximately 32% and 35% of telecommunications end market revenues for the three months ended June 30, 2006 and 2007, respectively, were from the TS segment. Approximately 36% and 39% of telecommunications end market revenues for the six months ended June 30, 2006 and 2007, respectively, were from the TS segment.

Below is a period-over-period (second quarter 2006 as to second quarter 2007) and sequential (first quarter 2007 as to second quarter 2007) comparison of end market backlog, which does not include the $93.2 million contract awarded in July 2007 for the Tehachapi Renewable Transmission Project:

	Backlog as of		Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
End Market	2006	2007	($)	(%)
	(In millions)

Electric Transmission	$214.7	$134.5	$(80.2)	(37.4)%
Electric Substation	136.5	157.4	20.9	15.3%
Utility Distribution and Industrial Electric	88.1	191.9	103.8	117.8%

Total Electric	439.3	483.8	44.5	10.1%
Natural Gas	247.4	196.5	(50.9)	(20.6)%
Telecommunications	221.4	222.0	0.6	0.3%
Other	7.7	17.0	9.3	120.8%

Total	$915.8	$919.3	$3.5	0.4%

	Backlog as of		Increase/	Increase/
	March 31,	June 30,	(Decrease)	(Decrease)
End Market	2007	2007	($)	(%)
	(In millions)

Electric Transmission	$171.8	$134.5	$(37.3)	(21.7)%
Electric Substation	181.1	157.4	(23.7)	(13.1)%
Utility Distribution and Industrial Electric	203.0	191.9	(11.1)	(5.5)%

Total Electric	555.9	483.8	(72.1)	(13.0)%
Natural Gas	231.5	196.5	(35.0)	(15.1)%
Telecommunications	237.7	222.0	(15.7)	(6.6)%
Other	22.4	17.0	(5.4)	(24.1)%

Total	$1,047.5	$919.3	$(128.2)	(12.2)%

Below is a period-over-period (second quarter 2006 as to second quarter 2007) and sequential (first quarter 2007 as to second quarter 2007) comparison of backlog by business segment:

	Backlog as of		Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2006	2007	($)	(%)
	(In millions)

ICS	$781.5	$791.9	$10.4	1.3%
TS	134.3	127.4	(6.9)	(5.1)%

Total	$915.8	$919.3	$3.5	0.4%

	Backlog as of		Increase/	Increase/
	March 31,	June 30,	(Decrease)	(Decrease)
	2007	2007	($)	(%)
	(In millions)

ICS	$923.1	$791.9	$(131.2)	(14.2)%
TS	124.4	127.4	3.0	2.4%

Total	$1,047.5	$919.3	$(128.2)	(12.2)%

Results of Operations

Seasonality and Cyclicality

The ICS segment’s results of operations are subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements is normally lower in some geographic areas due to reduced construction activity, especially for services to natural gas distribution customers. Therefore, the ICS segment typically generates lower gross profit and operating income in the first quarter. However, demand for repair and maintenance services attributable to damage caused by inclement weather may partially offset the loss of revenues from lower demand for new projects and new maintenance service agreements. During the three months ended March 31, 2006, unusually mild weather contributed to increased volume and financial performance in natural gas, underground telecommunications and electric transmission services. For the same period in 2007, adverse weather conditions accounted for a portion of revenue decline as compared to 2006.

Working capital needs are influenced by the seasonality of our business. Generally, additional working capital is required during the spring and summer when outdoor construction increases in weather-affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months.

Activity in our industry and the available volume of work is affected by the highly cyclical spending patterns in the telecommunications and independent power producers sectors. As a result, volume of business may be adversely affected by declines in new projects in various geographic regions or industries in the United States. The TS segment’s leasing of point-to-point telecommunications infrastructure is not significantly affected by seasonality.

Consolidated Results

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three Months		Three Months
	Ended	% of	Ended	% of
	June 30, 2006	Revenue	June 30, 2007	Revenue

Revenues	$254,261	100.0%	$239,572	100.0%
Gross profit	35,875	14.1%	39,041	16.3%
Selling, general and administrative expenses	22,612	8.9%	23,831	9.9%
Merger related costs	—	0.0%	483	0.2%
Provision for uncollectible accounts	41	0.0%	780	0.3%
Amortization of intangible assets	237	0.1%	93	0.1%

Income from operations	12,985	5.1%	13,854	5.8%
Interest income	173	0.1%	144	0.1%
Interest expense	(1,682)	(0.7)%	(1,050)	(0.5)%
Write-off of deferred financing costs	(4,296)	(1.7)%	—
Other income, net	1,487	0.6%	2,074	0.9%

Income from continuing operations before income taxes	8,667	3.4%	15,022	6.3%
Income tax expense	3,506	1.4%	5,863	2.5%

Income from continuing operations	$5,161	2.0%	$9,159	3.8%

Revenues:  Second quarter 2007 revenues decreased $14.7 million, or 6%, to $239.6 million, as compared to the three months ended June 30, 2006. Electric revenues decreased by $5.1 million, natural gas revenues decreased by $15.4 million, telecommunications revenues increased by $3.5 million and other revenues increased by $2.3 million.

Gross profit:  Gross profit increased $3.2 million, or 9%, to $39.0 million, as compared to the second quarter of 2006. Gross profit margins increased from 14.1% in 2006 to 16.3% in 2007. During the second quarter of 2006, we incurred a $6.6 million charge for an electric transmission contract determined to be in a loss position and earned performance bonuses of $2.3 million for strong operating performance on certain electric distribution and substation projects. Excluding these items, second quarter 2007 gross profit decreased $1.1 million and gross margin percentage increased less than 1% as compared to the same period in 2006. The decrease in gross profit resulted primarily from lower profitability on electric transmission construction projects and lower revenue in our natural gas business, which was caused primarily by a decline in housing starts. Partially offsetting these declines were higher gross profits resulting from an increase in the volume of dark fiber lease revenue and gross profits generated by RUE following its December 2006 acquisition.

Selling, general and administrative expenses:  Second quarter 2007 selling, general and administrative expenses increased $1.2 million, or 5%, as compared to the three months ended June 30, 2006. The increase was due primarily to an increase in salaries and benefits of $0.8 million for additional personnel hired to manage business growth.

Provision for uncollectible accounts:  Second quarter 2007 provision for uncollectible accounts increased approximately $0.7 million, as compared to the second quarter 2006, due primarily to reaching an agreement to settle a long outstanding receivable to avoid continued litigation costs.

Interest expense:  Second quarter 2007 interest expense decreased $0.6 million, as compared to the second quarter 2006, due to lower average debt levels and interest rates, the latter a consequence of the refinancing of our senior credit facility in 2006.

Provision for income taxes:  The provision for income taxes was up approximately $2.4 million, as compared to the three months ended June 30, 2006, due primarily to higher taxable income in the second quarter of 2007.

Discontinued operations, net of tax:  Income from discontinued operations in both the second quarters of 2006 and 2007 reflect MSI’s results of operations.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six Months		Six Months
	Ended	% of	Ended	% of
	June 30, 2006	Revenue	June 30, 2007	Revenue

Revenues	$468,536	100.0%	$443,376	100.0%
Gross profit	64,726	13.8%	67,436	15.2%
Selling, general and administrative expenses	45,305	9.7%	49,439	11.2%
Merger related costs	—	0.0%	4,057	0.9%
Provision for uncollectible accounts	31	0.0%	943	0.2%
Amortization of intangible assets	494	0.1%	153	0.0%

Income from operations	18,896	4.0%	12,844	2.9%
Interest income	409	0.1%	472	0.1%
Interest expense	(3,793)	(0.8)%	(2,093)	(0.5)%
Write-off of deferred financing costs	(4,296)	(0.9)%	—	—
Other income, net	1,584	0.3%	2,187	0.5%

Income from continuing operations before income taxes	12,800	2.7%	13,410	3.0%
Income tax expense	5,172	1.1%	5,240	1.2%

Income from continuing operations	$7,628	1.6%	$8,170	1.8%

Revenues:  First half 2007 revenues decreased $25.2 million, or 5%. Electric revenues decreased by $4.3 million, natural gas revenues decreased by $31.5 million, telecommunications revenues increased by $4.3 million and other revenues increased by $6.3 million.

Gross profit:  First half 2007 gross profit increased $2.7 million, or 4%. Gross profit margins for the same periods increased from 13.8% in 2006 to 15.2% in 2007. During the second quarter of 2006, we incurred a $6.6 million charge for an electric transmission contract determined to be in a loss position and earned performance bonuses of $2.3 million for strong operating performance on certain electric distribution and substation projects. Excluding these items, gross profit decreased $1.6 million and gross margin percentage increased by less than 1% during the six months ended June 30, 2007, as compared to the same period in 2006. The decrease in gross profit resulted primarily from lower profitability on electric transmission construction projects and lower revenue in our natural gas business, which was caused primarily by a decline in housing starts, the planned exit of certain low margin contracts and more severe weather in the first quarter of 2007, partially offset by an increase in the volume of dark fiber lease revenue and gross profits generated by RUE following its December 2006 acquisition.

Selling, general and administrative expenses:  Selling, general and administrative expenses increased $4.1 million, or 9%, due primarily to a $3.5 million increase in salaries and benefits for additional personnel hired to manage business growth.

Provision for uncollectible accounts:  The first half 2007 provision for uncollectible accounts was up approximately $0.9 million due primarily to reaching an agreement to settle a long outstanding receivable to avoid continued litigation costs.

Interest expense:  Interest expense decreased $1.7 million due to the effects of lower average debt levels and interest rates, the latter resulting from the refinancing of our senior credit facility in 2006.

Provision for income taxes:  The provision for income taxes increased $0.1 million due primarily to higher taxable income in 2007.

Discontinued operations, net of tax:  Income (loss) from discontinued operations for the six months ended June 30, 2006 and 2007 included MSI’s results of operations.

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

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three Months	Three Months
	Ended	Ended	Change
	June 30, 2006	June 30, 2007	$	%
	(In thousands)

Revenues:
Infrastructure Construction Services	$241,227	$228,031	$(13,196)	(5.5)%
Telecommunications Services	9,503	11,606	2,103	22.1%

Total segment revenues	250,730	239,637	(11,093)	(4.4)%
Corporate and eliminations	3,531	(65)	(3,596)	(101.8)%

Total revenues	$254,261	$239,572	$(14,689)	(5.8)%

	Three Months	Three Months
	Ended	Ended	Change
	June 30, 2006	June 30, 2007	$	%
	(In thousands)

Income from operations as adjusted:
Infrastructure Construction Services	$13,273	$14,162	$889	6.7%
Telecommunications Services	4,743	6,510	1,767	37.3%

Total segment income from operations as adjusted	18,016	20,672	2,656	14.7%
Corporate and eliminations	(3,839)	(5,148)	(1,309)	(34.1)%

Total income from operations as adjusted	$14,177	$15,524	$1,347	9.5%

ICS

Revenues:  ICS revenues decreased $13.2 million, or 5%, as compared to the three months ended June 30, 2006. Natural gas revenues decreased $15.4 million, or 21%, due primarily to a decline in housing starts. Electric revenues decreased $5.1 million, due primarily to project delays for certain electric substation and industrial electric construction projects partially offset by RUE revenues following its December 2006 acquisition. Other revenues and telecommunication revenues increased $2.3 million and $1.4 million, respectively.

Income from operations as adjusted:  Income from operations as adjusted increased $0.9 million, or 7%, as compared to the three months ended June 30, 2006. During the second quarter of 2006, we incurred a $6.6 million charge for an electric transmission contract determined to be in a loss position and earned performance bonuses of $1.3 million for strong operating performance on certain electric distribution and substation projects. Excluding these items, income from operations as adjusted decreased, due primarily to lower profitability on electric transmission construction projects and lower revenue in our natural gas business, which was caused primarily by a decline in housing starts. Partially offsetting these declines were profits generated by RUE following its December 2006 acquisition.

TS

Revenues:  TS revenues increased $2.1 million, or 22%, as compared to the three months ended June 30, 2006, due primarily to an increase in the volume of dark fiber lease revenues.

Income from operations as adjusted:  Income from operations as adjusted increased $1.8 million, or 37%, as compared to the three months ended June 30, 2006, due primarily to an increase in dark fiber lease revenues.

Corporate

The decreases in revenues and income from operations as adjusted were due primarily to a significant reduction in the scope of administrative services work provided to one of our customers and the absence of $1.0 million of performance related bonuses earned in the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six Months	Six Months
	Ended	Ended	Change
	June 30, 2006	June 30, 2007	$	%
	(In thousands)

Revenues:
Infrastructure Construction Services	$443,769	$420,261	$(23,508)	(5.3)%
Telecommunications Services	19,576	23,063	3,487	17.8%

Total segment revenues	463,345	443,324	(20,021)	(4.3)%
Corporate and eliminations	5,191	52	(5,139)	99.0%

Total revenues	$468,536	$443,376	$(25,160)	(5.4)%

	Six Months	Six Months
	Ended	Ended	Change
	June 30, 2006	June 30, 2007	$	%
	(In thousands)

Income from operations as adjusted:
Infrastructure Construction Services	$21,641	$17,703	$(3,938)	(18.2)%
Telecommunications Services	9,222	11,991	2,769	30.0%

Total segment income from operations as adjusted	30,863	29,694	(1,169)	(3.8)%
Corporate and eliminations	(9,648)	(10,343)	(695)	(7.2)%

Total income from operations as adjusted	$21,215	$19,351	$(1,864)	(8.8)%

ICS

Revenues:  ICS revenues decreased $23.5 million, or 5%, as compared to the six months ended June 30, 2006. Natural gas revenues decreased $31.5 million, or 25%, due primarily to a decline in housing starts. Electric revenues decreased $4.3 million, due primarily to a $3.9 million decrease in electric substation services. Other revenues and telecommunications revenues increased $6.3 million and $0.9 million, respectively.

Income from operations as adjusted:  Income from operations as adjusted decreased $3.9 million, or 18%, as compared to the six months ended June 30, 2006. During the second quarter of 2006, we incurred a $6.6 million charge for an electric transmission contract determined to be in a loss position and earned performance bonuses of $1.3 million for strong operating performance on certain electric distribution and substation projects. Excluding these items, income from operations as adjusted decreased, due primarily to lower profitability on electric transmission construction projects and lower revenue in our natural gas business, which was caused primarily by a decline in housing starts, the planned exit of certain low margin contracts and more severe weather in 2007. Partially offsetting these declines were profits generated by RUE following its December 2006 acquisition.

TS

Revenues:  TS revenues increased $3.5 million, or 18%, as compared to the six months ended June 30, 2006, due primarily to an increase in the volume of dark fiber lease revenues.

Income from operations as adjusted:  Income from operations as adjusted increased $2.8 million, or 30%, as compared to the six months ended June 30, 2006. The increase was due primarily to an increase in dark fiber lease revenues.

Corporate

The decreases in revenues and income from operations as adjusted were due primarily to a significant reduction in the scope of administrative services work provided to one of our customers and the absence of $1.0 million of performance related bonuses earned in the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash, Working Capital Requirements and Capital Expenditures

Cash and cash equivalents as of June 30, 2007, our senior credit facility and future cash flow from operations are expected to provide sufficient cash to meet operating, investing and financing needs for the next twelve months, based on currently predicted levels of business, capital expenditures and debt service. However, if the proposed merger does not occur, we may find it necessary or desirable to seek additional financing to support further growth, such as increased demand for services as a result of the Energy Policy Act of 2005, or fund strategic initiatives, such as acquisitions. This could require an increase in our senior credit facility or the issuance of new debt or additional equity, which could be dilutive to existing shareholders.

Working capital needs are generally higher during the spring season due to increased construction in weather-affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Capital expenditures are expected to range from $60 million to $70 million for 2007, depending on the timing of awards and work releases for new contracts. Approximately 75% of expected capital expenditures are targeted for dark fiber expansion. We intend to fund capital expenditures primarily with operating cash flows.

Sources and Uses of Cash

As of June 30, 2007, cash and cash equivalents totaled $18.9 million and working capital was $105.8 million. As of the same date, we had $60.0 million in borrowings and $36.7 million in letters of credit outstanding under our senior credit facility, leaving $128.8 million in unutilized capacity. Balances at December 31, 2006 were $26.2 million in cash and cash equivalents and $107.4 million in working capital. As of the same date, we had $50.0 million in borrowings and $33.6 million in letters of credit outstanding under our senior credit facility, and $1.1 million drawn under our short-term credit facility, leaving $141.9 million in unutilized capacity.

Cash from operating activities from continuing operations.  During the six months ended June 30, 2007, net cash provided by operating activities from continuing operations was $4.3 million, as compared to $28.2 million for the same period in 2006. The principal uses of operating cash during the first half of 2007 were payments for labor and materials related to performance of services and selling, general, and administrative expenses. The principal source of operating cash during the six months ended June 30, 2007 was payments received from customers for contract services performed. Changes in operating assets and liabilities during the six months ended June 30, 2007 used $10.8 million of operating cash flow from continuing operations, as compared with providing $2.2 million of operating cash flow during the first six months of 2006. The decrease in 2007 sources of cash from changes in operating assets and liabilities was due primarily to the reduction in accounts payable.

Cash from investing activities from continuing operations.  The primary use of cash for the six months ended June 30, 2007 was for purchases of equipment totaling $33.4 million, which was comprised primarily of dark fiber network construction expenditures. The primary use of cash for the six months ended June 30, 2006 was for purchases of equipment totaling $18.9 million and payments of $10.6 million to the owners of previously acquired businesses.

Cash from financing activities from continuing operations.  Cash provided by financing activities for the six months ended June 30, 2007 was related primarily to the $10.0 million short-term borrowing under our secured revolving credit facility and proceeds of $5.6 million from exercises of stock options and purchases of common stock under our Employee Stock Purchase Plan. Cash used in financing activities for the six months ended June 30, 2006 consisted primarily of the net payment to reduce long-term debt upon refinancing our credit facility.

Related Party Transactions

In the normal course of business, from time to time we enter into transactions with related parties. We have entered into transactions with the former Principal Stockholders and some of the Company’s officers and employees. For more information, see Notes 7 and 11 to our condensed consolidated financial statements included elsewhere in this report on Form 10-Q and Item 13 “Certain Relationships and Related Transactions” in the Company’s report on Form 10-K/A for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

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

Interest Rates.  As of June 30, 2007, the $60.0 million borrowing under our senior credit facility was subject to floating interest rates. We are exposed to earnings and fair value risk due to changes in interest rates with respect to long-term obligations. The detrimental effect on quarterly pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $0.1 million.

Currency Risk.  During the second quarter of 2007, the Company entered into a forward foreign currency contract arrangement to hedge purchases forecasted to occur through January 2008, effectively fixing the ultimate cost of such purchases. As this arrangement has been designated as a cash flow hedge for purposes of accounting recognition, the changes in the fair value of the forward contracts are recorded in other comprehensive income. Any gain or loss resulting from the settlements of the forward foreign currency contracts will be reclassified into earnings in the same period during which the hedged purchase affects earnings. The total notional amount of these contracts in U.S. Dollars is $9.2 million.

The Canadian subsidiary is subject to currency fluctuations. We do not expect any such currency risk to be material.

Gasoline and Diesel Fuel.  In December 2006, we entered into fuel price cap agreements to mitigate a portion of our exposure to price fluctuations of gasoline and diesel fuel. These derivative instruments have not been designated as cash flow hedges, therefore changes in fair value are recorded in current period income. Operating income will be affected to the extent that increases in fuel prices are not or cannot be mitigated through the use of derivative instruments.

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

The following table contains information about the Company’s purchases of equity securities during the three months ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
				(c) Total Number	Approximate Dollar
	(a) Total			of Shares (or	Value) of Shares (or
	Number of			Units) Purchased	Units) that May yet
	Shares (or		(b) Average	as Part of Publicly	be Purchased Under
	Units)		Price Paid per	Announced Plans	the Plans or
Period	Purchased		Share (or Unit)	or Programs	Programs

April 1 through April 30, 2007	—		—	—	—
May 1 through May 31, 2007	2,600	(1)	$33.26	N/A	N/A
June 1 through June 30, 2007	—		—	—	—

(1)	Shares were purchased by the Company from certain non-employee directors to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2004 Stock Plan. The Company has no publicly announced plans or programs to purchase shares of Company common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1		Agreement and Plan of Merger, dated as of March 18, 2007, by and among InfraSource Services, Inc., Quanta Services, Inc. and Quanta MS Acquisition, Inc.(2)
3.1		Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3	.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of InfraSource Services, Inc.(1)
3.2		Amended and Restated Bylaws of InfraSource Services, Inc.(1)
3.3		Specimen of Common Stock certificate of InfraSource Services Inc.(1)
31.1		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*
31.2		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*
32.1		Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-115648) filed with the Commission on May 19, 2004.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFRASOURCE SERVICES, INC.
(Registrant)

By:	/s/ TERENCE R. MONTGOMERY
Terence R. Montgomery
Senior Vice President and Chief Financial Officer

Date: August 7, 2007